Form 10QSB
period 1999-09-30
MICRON ENVIRO SYSTEMS INC
filed 1999-11-15
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA
(State or other jurisdiction of         (Primary Standard Industrial                   98-0202-944
incorporation or organization)          Classification Code Number)       (I.R.S. Employer Identification No.)

17920-105 Avenue, Suite 200, Edmonton, Alberta, Canada            T5S 2H5
       (Address of principal executive offices)                  (Zip Code)

                                 (780) 414-1525
                (Issuer's Telephone Number, including Area Code)


                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 31, 1999, there were 7,620,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                            MICRON ENVIRO SYSTEMS INC
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                September 30 1999
                             Expressed in US Dollars
                      (Unaudited - Prepared By Management)

ASSETS
                                                                                 Sep 30/99           Dec 31/98

        CURRENT ASSETS
               Cash In Bank                                                  $          41,294
               Accounts Receivable                                                      21,282
               Notes Receivable                                                         16,654
               PrePaid Expenses                                                          3,900
               Guaranteed Investment Certificates                                       29,828
               Inventory                                                               121,580   $          13,019

        PROPERTY & EQUIPMENT
               Machines and Equipment                                                  124,146               1,783
               Dies and Molds                                                           52,344               1,783
        Less: Depreciation Allowances                                                   (4,473)

        INTANGIBLE ASSETS
               Pre-Patent Rights                                                         1,248               1,248
               Manufacturing & Technology License                                      225,052

        OTHER ASSETS
               Organizational Costs                                                     15,874               2,500
        Less: Amortization Allowance                                                    (1,405)               (375)


                                                                               ---------------     ---------------
        TOTAL ASSETS                                                         $         647,324   $          19,958
                                                                               ===============     ===============



LIABILITIES & STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
               Accounts Payable                                              $          28,236

        LONG TERM LIABILITIES
               Notes Payable                                                           409,710   $          18,654
               Business Loan                                                           148,871

        STOCKHOLDERS' EQUITY
               Common Stock: 200,000,000 authorized @ $.001 par value
                     7,620,000 shares issued and outstanding @ $.001                     7,620               5,000
               Paid-In-Capital in Excess of Par                                        264,380               5,000

        RETAINED EARNINGS
               Net Loss 1998 (Development Stage)                                        (8,696)             (8,696)
               Prior Year Adjustment                                                   (47,024)
               Net Loss (Development Stage)                                           (155,773)



                                                                               ---------------     ---------------
        TOTAL LIABILIITES & EQUITY                                           $         647,324   $          19,958
                                                                               ===============     ===============

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             Expressed in US Dollars
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                  For the Nine Months Ended September 30, 1999

                                                                                        3rd Quarter     3rd Quarter
                                                                                           Ended           Ended
                                                                                         Sep 30/99       Sep 30/98
                                                                                            US$             US$
Cash from Operating Activities
              Net Loss                                                                     (155,773)         (7,500)
              Adjustments to reconcile for Cash Basis
                          Prior Year Adjustment                                             (47,024)
                          Amortization                                                        1,405             375
                          Depreciation                                                        4,473
              Net Changes To:
                          Accounts Receivable                                               (21,282)
                          Inventory                                                        (108,562)        (13,018)
                          Notes Receivable                                                  (16,654)
                          Prepaid Expenses                                                   (3,900)
                          Accounts Payable                                                   28,236
                                                                                        ------------    ------------
              Net Cash used in Operating Activities                                        (319,081)        (20,143)
                                                                                        ------------    ------------


Cash outflows from Investing Activities
              Purchase of Assets                                                           (395,849)         (1,248)
              Organizational Coss Incurred                                                  (15,874)         (2,500)
                                                                                        ------------    ------------
                                                                                           (411,723)         (3,748)
                                                                                        ------------    ------------

Cash inflows from Financing Activities
              Notes Payable                                                                 391,056
              Proceeds from sale of common stock                                            262,000          18,654
              Proceeds from Bank Loan                                                       148,871          10,000
                                                                                        ------------    ------------
                                                                                            801,927          28,654
                                                                                        ------------    ------------

                                                                                        ------------    ------------
Net Change to Cash and Cash Equivalents                                                      71,123           4,763
                                                                                        ------------    ------------


Cash and Cash Equivalents Consist of:

                                                               Cash In Bank                  41,294           4,763
                                                               GIC's                         29,829
                                                                                        ------------    ------------
                                                                                             71,123           4,763
                                                                                        ------------    ------------

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          AND ACCUMULATED DEFICIT (UNAUDITED - PREPARED BY MANAGEMENT)
                             Expressed in US Dollars
                  For the Nine Months Ended September 30, 1999


                                                                 3rd Quarter              3rd Quarter
                                                                   Ended                    Ended
                                                                  Sep 30/99                Sep 30/98
                                                                     US$                      US$

OTHER INCOME                                                         6,911

 EXPENSES
                   Amortization                                      1,405
                   Bank Charges                                      6,696
                   Depreciation                                      4,473
                   Equipment Rental                                  2,444
                   Insurance                                         2,304
                   Office Expenses                                   2,216                      400
                   Processing Charges                               16,552
                   Professional Fees                                74,571                    6,000
                   Rent                                             10,528
                   Research & Development                            7,810
                   Salaries & Wages                                 11,078
                   Shop Supplies                                     3,626
                   Telephone                                         3,268
                   Travel                                           18,883                    1,100
                                                                  --------                 --------
              TOTAL EXPENSES                                       165,854                    7,500
                                                                  --------                 --------

              GAIN/(LOSS) ON CURRENCY EXCHANGE                       3,170                        0

ACCUMULATED DEFICIT                                               (155,773)                  (7,500)
                                                                  ========                 ========


EARNINGS PER SHARE                    -0.03

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
     Notes to the Financial Statements (Unaudited - Prepared by Management)
                               September 30, 1999


NOTE 1    ORGANIZATION AND DESCRIPTION OF BUSINESS

Micron Enviro Systems Inc., formerly Strathcona Capital Corp., (hereinafter the "Company"), was incorporated in January 1998 under the laws of the State of Nevada. Although originally incorporated for the primary purpose of owning and operating the manufacture of a low cost housing project and to acquire a technology related to the recycling of waste oil, the company has redirected its assets to acquiring new technology manufacturing operations.

In December 1998, the Company acquired the inventory and equipment of a company in receivership and as a result of that acquisition, the Company is developing marketing and manufacturing plans for an advanced reusable cleaning mitt and a reusable non-mechanical electrostatic air filter for domestic and industrial applications.

In March 1999, the company acquired, through a one-for-one exchange of shares, a wholly owned subsidiary, Pinnacle Plastics Inc., which will manufacture plastic storm and waste water recharging chamber systems under contract to a US company. Details of the acquisition transaction are more fully disclosed in Note 4 - COMMON STOCK. The subsidiary has exclusive and enduring rights to a new technology for the forming of plastic and has developed patented machinery to make use of the new technology. The Company states that the new technology and manufacturing process significantly reduces the cost of production when compared to conventional methods.

The Company maintains an office in Edmonton, Alberta, Canada.

The Company is in the development stage, and as of September 30, 1999 had not realized any revenues from its planned operations. It is expected that the commercial production will commence early in the 4th Quarter of the current year.


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements and Notes were prepared by the company and are unaudited Statements as no audit has been undertaken for the period January 1 to September 30, 1999. The Financial Statements have been prepared in conformity with Generally Accepted Accounting Principles.

The consolidated Financial Statements include the accounts of the Company and its wholly owned Canadian subsidiary Pinnacle Plastics Inc. In preparing the consolidated statements all significant intercompany transactions have been eliminated.


Reporting Currency

The Financial Statements are presented in US currency.

                                       (2)

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
     Notes to the Financial Statements (Unaudited - Prepared by Management)
                               September 30, 1999

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Development Stage Activities

The Company has been in the development stage since its formation in January 1998. However, the Company anticipates commencing commercial operations early in the final Quarter of 1999.

Provision for Taxes

For 1998, the Company had a net operating loss of approximately $8,696. As at September 30, 1999, the Company recorded a net operating loss of approximately $155,773 for the current year. No provision for taxes or tax benefit has been reported in the financial statements in view of the operating loss to the end of the 3rd Quarter and as there is not a measurable means of assessing profits or losses for the final Quarter.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles required the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates have been made using careful judgements and primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No 52. As at the end of the 3rd Quarter, a gain of $3,170 from translation has been recorded.

Inventory

Inventories of raw material are valued at the lower of average cost and replacement cost.

Property & Equipment

Capital Assets are recorded at cost. Amortization is recorded on a straight-line basis using the following annual rates without residual values:

         Equipment                  10%
         Automotive                 25%
         License                    10%
         Organizational Costs       20%

In the year of acquisition, amortization is prorated.

                                       (3)

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
     Notes to the Financial Statements (Unaudited - Prepared by Management)
                               September 30, 1999

Property & Equipment (Cont'd)

The following is a summary of Property and Equipment:
Machines & Equipment
                  Press Former                $114,830
                  Vehicles                      $4,948
                  Knitting Machine              $1,793
                  Welder                          $362
                  Drill Press                     $551
                  Band Saw                        $345
Dies & Molds
                  C-100 Molds                  $51,868
                  Dustcheck Molds               $1,793

Depreciation Allowance for Machines & Equipment and Dies and Molds is $3,086 and $1,387 respectively.

Intangible Assets

Through its subsidiary company, the Company has acquired the right to manufacture plastic storm and waste water recharging chamber systems under contract to a US company. In addition, the Company has through its subsidiary, acquired the exclusive right to use a new technology for the forming of the chambers. The conservative estimate of the value of the manufacturing and technology license is assessed at approximately $225,052. This asset will be amortized over a 10 year period, using the straight line method.

Other Assets

The company has incurred Organizational Costs of $15,874. These costs are being amortized over sixty months and an amount of $1,405 was recorded as amortization of organization costs to end September 1999.

NOTE 3    DETAILS OF LONG TERM LIABILITIES

Notes Payable

Notes Payable total $409,710 and consist of the following as at September 30, 1999:
         Tangle Creek Cattle Company                      $ 64,174
         Great Plain Inc                                  $334,362
         Ian McIntyre                                     $ 11,174

                                       (4)

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
     Notes to the Financial Statements (Unaudited - Prepared by Management)
                               September 30, 1999


Notes Payable (Cont'd)

The Notes Payable are unsecured, bear no interest, and will be payable contingent on the Company making sufficient profit from operations and upon the resolution of its Board of Directors. It is anticipated that no payments will be made in the next year.

Tangle Creek Cattle Co. is a related party. (See NOTE 5)

Business Loan

The Canadian subsidiary, Pinnacle Plastics Inc has under the Canadian Federal Government's Small Business Loan Act, qualified for a loan of C$ 249,900 (US$172,345) at a floating interest rate of 2.5% over prime. In accordance with the terms of the Small Business Loan Act, the loan is to be used to cover capital costs. The Federal Government guarantees 85% of the loan and the Directors of the company have provided personal guarantees amounting to 25% of the loan. The term of the loan is 5 years and repayment will be by monthly installments commencing November 1999. As at September 30, a sum of $148,871 had been advanced.

NOTE 4    COMMON STOCK

The total authorized capitalization of the company is the sum of 200,000,000 shares of Common Stock at $.001 par value. All Common Stock are voting shares. Upon incorporation, 10,000,000 shares of common stock were sold at $.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reversed stock split of one share of common stock for every two shares held, reducing the Company's outstanding Common Stock to 5,000,000 shares

By a pooling of interests, the Company's wholly owned subsidiary, Pinnacle Plastics Inc., was acquired on March 11, 1999 by the exchange of 2,000,000 shares valued at $.10 for the same number of shares of Pinnacle at the same value which represented all of Pinnacle's issued shares.

Of the total capital contributed of $ 270,000, an amount of $200,000 was used to acquire all of the issued and outstanding shares of Pinnacle Plastics Inc., and the balance was used to fund the operations of the company.

NOTE 5   RELATED PARTIES

The President of the Company is also the president and stockholder of Tangle Creek Cattle Co., which has advanced funds to the Company for the purchase of assets and operating costs.

An amount of $14,325 was paid to Ideal Management Inc., representing Management Fees of $12,069 and duly authorized reimbursement of expenses of $2,258. The President and stockholder of Ideal Management Inc is also the President of the Company.

                                       (5)

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
     Notes to the Financial Statements (Unaudited - Prepared by Management)
                               September 30, 1999

NOTE 6    ECONOMIC DEPENDENCE

All of the company's production of storm and wastewater recharging systems manufactured by the company's wholly owned subsidiary will be sold, under contract, to a single buyer. In effect, the company will function as a contractor to the buyer and will be manufacturing the product to the buyer's specification.

NOTE 7    FINANCIAL INSTRUMENTS

The company's financial instruments consist of cash in bank, accounts receivable, guaranteed investment certificates, accounts payable, notes payable, and a business loan. It is management's opinion that the company is not exposed ot significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximate their carrying values.

NOTE 8    YEAR 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of the customers, suppliers, or other third parties, will be fully resolved.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The Registrant was originally incorporated for the purposes of manufacturing low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting its due diligence, the Registrant decided to shift the focus of its business. The Registrant has completed the research and development of technology designed to recycle hydraulic oil. The Registrant is currently conducting a market analysis and feasibility study regarding that technology.

On or about December 24, 1998, pursuant to a loan agreement, the Registrant conditionally acquired from Tangle Creek Cattle Co., a Canadian corporation ("Tangle Creek"), all of the assets including, but not limited to, all of the equipment and inventory of Dustcheck Filters, Inc. ("Dustcheck"). Tangle Creek had previously purchased those assets from the judicially appointed Receiver/Manager of Dustcheck. By separate agreement, the Registrant acquired the right to technology and intellectual property relating to a re-usable, non-mechanical electro-static air filter ("Filter") that cleans and sanitizes circulated air at the supply point of a building's heating, ventilating, or air conditioning system. The Filter is comprised of a filter membrane encased in a plastic from and capable of removing dust and dust particulate, molds, fungi, and bacteria that have a particular negative impact on individuals suffering from asthma and allergies. The Registrant has also researched and developed an all-purpose cleaning mitt ("Mitt").

The Registrant currently utilizes former staff of Dustcheck as consultants. In conjunction with these consultants, Registrant is in the process of finalizing patent applications and developing a marketing strategy and distribution for both the Filter and the Mitt.

The Registrant's Subsidiary. In or about March, 1999, the Registrant issued 2,000,000 shares of its $.001 par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("Pinnacle"), in exchange for 2,000,000 shares of Pinnacle's common stock. The 2,000,000 shares of Pinnacle stock represented, at the time, 100% of the issued and outstanding common stock of Pinnacle. Pinnacle is now a wholly-owned subsidiary of the Registrant.

Plan of Operation. Although the Registrant is continuing to pursue the marketing and sale of the Filter and Mitt as well as the marketing of the oil recycling technology, the Registrant's immediate focus will involve the production, through Pinnacle, of plastic septic and wastewater drainage chambers.

     Pinnacle acquired, from 815969 ALberta Ltd., the exclusive right to license a patented plastics forming technology that allows forming of plastic from reground and recycled plastic. Pinnacle is currently negotiating a manufacturing contract with Cultec Inc. of Brookfield, Connecticut ("Cultec"), a company who holds patents for the plastic drainage chamber known as the C-100.

Traditionally, Cultec products have been manufactured through thermoforming. Thermoforming requires the use of relatively high heat and expensive machinery including vacuum suction equipment and high cost molds and dies. These costs are reflected in the price of the product from Cultec's manufacturers. The Registrant hopes that Pinnacle, through the new patented process of plastic forming, will become the low-cost manufacturer of Cultec products in North America. Pinnacle derives its cost advantage from a new patented technology which allows plastic to be formed at considerably lower temperatures utilizing regrind and recycled plastic, without expensive thermoforming equipment.

Pinnacle, as licensee, has received from the patent holders, assurance that Pinnacle holds an exclusive position in Canada and the United States to utilize the technology in relation to the requirements of Cultec. A number of prototypes have already been manufactured by Pinnacle and approved by Cultec as meeting or exceeding their specifications.

Cultec is the primary producer of plastic septic and waste storm water systems. Registrant believes that the main competition will be from conventional pipe/gravel and concrete systems. The Registrant believes that the unique design and features of the Cultec drainage systems offers it a competitive advantage over its competition. The Company believes that the C-100 outperforms older methods of drainage, are less expensive to transport and install and save in labor costs. Last year, Cultec sold approximately 900,000 of the C-100 product in the United States and Canada and expects to double that output in 1999 and 2000.

Pinnacle, with the financial support of the Registrant, has completed fabrication of its forming equipment and necessary molds and has installed the equipment in a manufacturing facility in Edmonton, Alberta, Canada. The manufacturing facility is located adjacent to the premises of RPC Manufacturing Inc., a company which supplies the plastic sheet used for forming the plastic chambers.

The Company anticipates that it will begin commercial production in the fourth quarter of 1999.

Liquidity. The Registrant has been in the development stage since January 23, 1998 (inception). As of September 30, 1999, Registrant has not realized any revenues from its planned operations. The Consolidated Statement of Cash Flows for the nine month period ended September 30, 1999 indicate a net loss of $155,773, compared to a net loss of $7,500 for the period from January 23, 1998 (inception) to September 30, 1998. The Registrant anticipates that it will realize positive revenue sometime during the fourth quarter of 1999 when it believes it will commence commercial operations. At September 30, 1999, the Registrant had current assets of $234,538. The majority of which is represented by $41,294 in cash; $21,282 in accounts receivable; and inventory of $121,580. At September 30, 1999, the Registrant had current liabilities of $28,236. At September 30, 1999, current assets exceeded current liabilities by $206,302. The Registrant is not aware of any trends, demands, commitments or uncertainties that will result in the Registrant's liquidity decreasing or increasing in a material way. The Registrant does currently hold notes payable in the amount of $409,710, however, those notes are unsecured, bear no interest and are payable only upon Registrant's realization of significant profit. The Registrant does not anticipate making payments on these notes within the next year. Registrant's subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), has qualified for a $172,345 loan from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of loan and the Directors of the Registrant have personally guaranteed 25% of the loan. As of September 30, 1999, Pinnacle has borrowed $148,871. The loan will bear a floating interest rate of prime plus 2.5%, has a 5-year term, and payments commence in November, 1999. The Company believes it will be able to meet its payment obligations with its current cash resources until revenue is produced.

Currently, the Registrant's only source of liquidity is through the sale of its common stock and through loans. However, as discussed above, the Registrant believes it will begin realizing revenue from its and Pinnacle's operations in or around the fourth quarter of 1999. The Registrant believes that such revenue stream will enable it to maintain and improve its short-term liquidity. Moreover, the Registrant believes it has the technology, equipment and personnel in place to maintain its long-term liquidity.

The Registrant believes that its current cash resources are sufficient to complete the Registrant's start-up operations. However, should the Registrant's current cash resources prove to be insufficient, it may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to its development schedule. Such additional capital may be received from additional public or private financings, as well as borrowings and other resources. If adequate cash is not available, the Registrant may be required to curtail its operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights that the Registrant would not otherwise relinquish. No assurance can be given, however, that the Registrant will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Registrant.

Impact of the Year 2000 Issue. The Registrant anticipates that the Year 2000 ("Y2K") could impact the business of the Registrant. Many business software applications use only the last two digits to indicate the applicable year. Unless these programs are modified, computers running time-sensitive software may be unable to distinguish between the year 1900 and the year 2000, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. Many Y2K problems might not be readily apparent when the first occur, but instead could imperceptibly degrade technology systems and corrupt information stored in computerized databases, in some cases before January 1, 2000.

At this time, none of Registrant's or Pinnacle's production processes or technology systems are computer controlled. However, there is no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted and will not have a material adverse effect on the Registrant's systems.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Change in Securities

In or about March, 1999, and pursuant to the merger agreement with Pinnacle, whereby the Registrant purchased all of the issued and outstanding stock of Pinnacle, the Registrant issued to Pinnacle shareholders 2,000,000 shares of its $.001 par value common stock for 2,000,000 shares of Pinnacle stock. The shares were issued to Pinnacle shareholders in reliance upon the exemption from the registration statements of the Securities Act of 1933 ("Act") specified by the provisions of Section 3(b) of the Act and Rule 504 of Regulation D promulgated by the Securities and Exchange Commission pursuant to that Section 3(b). The Registrant has valued the assets of Pinnacle in excess of $200,000. There were no commissions paid on this transaction.

In or about March, 1999, the Registrant sold 620,000 shares of its $.001 par value common stock for $0.10 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Section 3(b) of the Act and Rule 504 of Regulation D promulgated by the Securities and Exchange Commission pursuant to that Section 3(b). The offering price for the shares was arbitrarily established by the Registrant and had no relationship to assets, book value, revenues or other established criteria of value. The Registrant realized proceeds of $62,000. The proceeds of the offering were used to pay for operating costs and provide working capital. There were no commissions paid on this transaction.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 12, 1999                           MICRON ENVIRO SYSTEMS, INC.


                                                     By:   /s/ Rodney Hope
                                                           ---------------------
                                                           Rodney Hope
                                                     Its:  President