Form 10KSB
period 1999-12-31
MICRON ENVIRO SYSTEMS INC
filed 2000-04-17
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934






|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     ________________



Commission File Number:

                           Micron Enviro Systems, Inc.
             (Exact name of registrant as specified in its charter)

Nevada                                                               98-0202-944
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17920-105 Avenue, Suite 200, Edmonton, Alberta, Canada                 T5S 2H5
(Address of principal executive offices)                              (Zip Code)

                                 (780) 414-1525
              (Registrant's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act:


Title of Each Class:                  Name of Each Exchange on which Registered:

     None                                               None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 1999, there were 7,620,000 shares of the issuer's $.001 par value common stock issued and outstanding.
                                     PART I

Item 1. Description of Business.

Development of the Company. The Company was originally incorporated on January 23, 1998.

The executive offices of the Company are located at 17920-105 Avenue, Suite 200,
Edmonton,   Alberta,   Canada  T5S  2H5.  The  Company's   telephone  number  is
780.414.1525.

Business of the Company. The Company was originally incorporated for the purposes of manufacturing low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting its due diligence, the Company decided to shift the focus of its business. The Company has completed the research and development of technology designed to recycle hydraulic oil. The Company is currently conducting a market analysis and feasibility study regarding that technology.

On or about December 24, 1998, pursuant to a loan agreement, the Company acquired from Tangle Creek Cattle Co., a Canadian corporation ("Tangle Creek"), all of the assets including, but not limited to, all of the equipment and inventory of Dustcheck Filters, Inc. ("Dustcheck"). Tangle Creek had previously purchased those assets from a judicially appointed Receiver/Manager of Dustcheck. By separate agreement, the Company acquired the right to technology and intellectual property relating to a re-usable, non-mechanical electro-static air filter ("Filter") that cleans and sanitizes circulated air at the supply point of a building's heating, ventilating, or air conditioning system. The Filter is comprised of a filter membrane encased in plastic and capable of removing dust and dust particulate, molds, fungi, and bacteria that have a particular negative impact on individuals suffering from asthma and allergies. The Company has also researched and developed an all-purpose cleaning mitt ("Mitt").

The Company currently utilizes former staff of Dustcheck as consultants. In conjunction with these consultants, the Company is in the process of finalizing patent applications and developing a marketing and distribution strategy for both the Filter and the Mitt.

The Company's Subsidiary. In or about March, 1999, the Company issued 2,000,000 shares of its $.001 par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("Pinnacle"), in exchange for 2,000,000 shares of Pinnacle's common stock. The 2,000,000 shares of Pinnacle stock represented, at the time, 100% of the issued and outstanding common stock of Pinnacle. Pinnacle is now a wholly-owned subsidiary of the Company.

Overview of Competition. The Company currently faces significant competition with respect to the Cold Filter and this competition may increase as new competitors enter the market. Several of these competitors may have longer operating histories and greater financial, marketing and other resources than the Company. With respect to all of the Company's products, there can be no assurance that the Company will be able to compete successfully with existing or new entrant companies. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and profit margins particularly with respect to the Cold Filter. Such increased competitive pressure, lower prices and profit margins could adversely affect the Company's business and results of operations.

The strategy of the Company for growth is substantially dependent upon its ability to market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that the Company will be able to market and distribute products on acceptable terms, or at all. Failure of the Company to market its products successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

The strategy of the Company for growth may be substantially dependent upon its ability to introduce successfully new products and expand into new markets. Accordingly, the ability of the Company to compete may be dependent upon the ability of the Company to continually enhance and improve its products. There can be no assurance that competitors will not develop technologies or products that render the products of the Company obsolete or less marketable. The Company may be required to adapt to technological changes in the industry and develop products to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and the Company does not have a source or commitment for any such funds and resources. The Company might be required to refine and improve its products. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems which could result in material delays in product commercialization or significantly increase costs.

The Company competes directly with other companies and businesses that have developed and are in the process of developing technologies and products which will be competitive with the products developed and offered by the Company. There can be no assurance that other technologies or products which are functionally equivalent or similar to the technologies and products of the Company have not been developed or are not in development. The Company believes that many of these competitors have greater financial and other resources, and more experience in research and development, than the Company.

There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or which would render the products of the Company obsolete and noncompetitive. Many of the competitors of the Company have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company.

Product  Liability.  The  business  of the Company  will expose it to  potential product liability risks that are inherent in the testing, manufacturing and marketing of cleaning and filtration products. The Company does not currently have product liability insurance, and there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities. The Company faces an inherent business risk of exposure to product liability and other claims in the event that the development or use of its technology or products is alleged to have resulted in adverse effects to consumers. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability exposure. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, that such insurance will be adequate to cover potential product liability claims or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations. Although the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by the Company. A product liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees. The Company currently has no employees; however, the Company has entered into a letter of agreement with Mr. Kosakewich wherein Mr. Kosakewich has agreed to provide month-to-month consulting services to the Company. The letter of agreement anticipates the entering of a formal consulting agreement containing the terms and conditions specified in the letter. Management of the Company anticipates using consultants for business, accounting and engineering services on an as-needed basis. Because the Company anticipates entering into licensing and manufacturing agreements with third parties, the Company anticipates that it will require very few employees during the next fiscal year. Therefore, the Company does not anticipate any material change in the number of employees during the next 12 months.

Item 2.  Description of Property.

Property held by the Company. As of the dates specified in the following table, the Company held the following property:

--------------------------------------------------------------------------------
Property                          December 31, 1999            December 31, 1998
--------------------------------------------------------------------------------
Property                          December 31
Cash and Equivalents              $ 85,567.00                  $      0.00
--------------------------------------------------------------------------------
Machines and Equipment            $164,442.00                  $  1,783.00
--------------------------------------------------------------------------------
Molds                             $ 60,363.00                  $  1,783.00
--------------------------------------------------------------------------------
Manufacturing and                 $225,052.00                  $      0.00
--------------------------------------------------------------------------------

Our Facilities. At this time, we occupy facilities provided by Tangle Creek Cattle Co., located at 17920-105 Avenue, Suite 200, Edmonton, Alberta, Canada. We are committed to lease the property for a period of 2 years. The future minimum lease payments as of December 31, 1999, are $18,245.00 for the year 2000 and $3,635.00 for the year 2001.

Item 3. Legal Proceedings.

The Company is not aware of any pending litigation nor does it have any reason to believe that any such litigation exists.

Item 4. Submission of Matters to Vote of Security Holders

Not Applicable

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

The Company is a reporting company with the Securities and Exchange Commission ("SEC"). The Company participates in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for the Company's common stock are published on the OTC Bulletin Board under the trading symbol "MSEV". This market is extremely limited and the prices quoted are not a reliable indication of the value of the Company's common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to Yahoo!Finance over the last two and one half months, the Company's common stock had a low bid price of $0.30 per share and a high bid price of $0.87 per share. The bid price is currently approximately $0.51 per share.

The Company is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The Bylaws of the Company specify how the cash available for distribution, whether occurring from operations or sales or refinancing, is to be shared among the shareholders. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to any restrictions that may be imposed by the Company's lenders

As of December 31, 1999, there were no warrants to purchase common stock outstanding.

Penny Stock Regulation. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which (i) contained a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contained a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws; (iii) contained a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) month account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company's securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

Item 6. Management's Discussion and Analysis of Financial Condition on Plan of Operation.

The  following   information   specifies   forward-looking   statements  of  our
management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those contemplated by the forward-looking statements.

Results of Operations. The Company has not yet realized any revenue from operations, nor does it expect to in the foreseeable future. The Company's only source of liquidity in the next 12 months will be the sale of its securities. The Company has limited cash reserves and is dependent on raising significant funds in order to develop and commercially exploit its financial services website. In the event the Company is unable to raise significant funds, the Company will be unable to implement its business plan.

Plan of Operation. The Company has not received revenue from operations during any of the three fiscal years immediately prior to the filing of this Annual Report on Form 10KSB. The Company currently has cash reserves of $46.752.00, which the Company believes will satisfy its cash requirements for approximately one-hundred and twenty (120) days following the filing of this Annual Report on Form 10KSB. The Company plans to raise additional financing through private offerings of its $.001 par value common stock during the next year. The Company will use the capital raised from such offering to finance the production and marketing of the Filter, Mitt and the plastic wastewater and drainage chambers. The Company's primary marketing focus will be on the drainage chambers produced by Pinnacle. The Company does not anticipate seasonal fluctuations in its business activities.

Although the Company is continuing to pursue the marketing and sale of the Filter and Mitt, as well as the marketing of the oil recycling technology, the Company's immediate focus will involve the production, through Pinnacle, of plastic septic and wastewater drainage chambers.

Pinnacle acquired, from 815969 Alberta Ltd., the exclusive right to license a patented plastics forming technology that allows forming of plastic from reground and recycled plastic. Pinnacle is currently manufacturing patented plastic drainage chambers for Cultec Inc. of Brookfield, Connecticut ("Cultec"), a company which holds patents for the technology. Pinnacle is manufacturing to direct purchase orders of Cultec.

Traditionally, Cultec products have been manufactured by thermoforming. Thermoforming requires the use of relatively high heat and expensive machinery, including vacuum suction equipment and high cost molds and dies. These costs are included in the price of the product from Cultec's manufacturers. The Company hopes that Pinnacle, by the use of a new patented process of plastic forming, will become the low-cost manufacturer of Cultec products in North America. Pinnacle derives its cost advantage from the new patented technology, which allows plastic to be formed at considerably lower temperatures utilizing regrind and recycled plastic, without expensive thermoforming equipment.

Pinnacle, as licensee, has received from the patent holders, assurance that Pinnacle holds an exclusive right in Canada and the United States to utilize the technology in relation to the requirements of Cultec. A number of prototypes have already been manufactured by Pinnacle and approved by Cultec as satisfying or exceeding its specifications.

Cultec is a primary producer of plastic septic, storm and wastewater systems. The Company believes that its main competition will be from conventional pipe/gravel and concrete systems. The Company believes that the unique design and features of the Cultec systems offer it a competitive advantage over its competition. The Company believes that the Cultec products outperform the older methods of drainage, are less expensive to transport and install and result in reduced labor costs. Last year Cultec sold approximately 900,000 drainage chambers in the United States and Canada and expects to increase that output in 2000.

Pinnacle, with the financial support of the Company, completed fabrication of its manufacturing equipment and molds and has installed the equipment in a manufacturing facility in Edmonton, Alberta, Canada. The manufacturing facility is located adjacent to the premises of RPC Manufacturing Inc. ("RPC"), who is the primary supplier of plastic sheet used by Pinnacle to form and manufacture the drainage chambers.

During the 4th Quarter of 1999, Pinnacle, at the request of Cultec, experimented with several different recycled high-density plastic resins to form the plastic sheet. Pursuant to purchase order from Cultec, Pinnacle produced and shipped 1,000 units of the plastic chambers to Cultec, for delivery to Cultec's network of distributors in the United States. Cultec, utilizing the initial shipment, exposed the product to distributors and end users and profiled the product at major industry trade shows to determine market acceptance and the size of the market for the product manufactured by Pinnacle.

As a result of this exposure and the industry reaction, Pinnacle was required to make minor modifications to its production specifications and production equipment. The Company believes that after these modifications, Cultec has provided enough purchase orders to enable Pinnacle to commence commercial production in the 1st Quarter of 2000 for delivery of product to Cultec in the United States.

Pinnacle's existing manufacturing equipment has the capacity to produce 8,000 units of product on a monthly basis, and Cultec have advised Pinnacle that Cultec has the demand in the Eastern and Central United States for Pinnacle's full production.

The Company, in collaboration with Cultec, has initiated negotiations with a Canadian-Northwestern United States distributor to supply the Cultec product to the Western Canadian and Northwestern United States markets. Should those negotiations prove successful, the Company will be required to expand Pinnacle's production facilities and, in anticipation of this expansion, the Company has entered into discussions with RPC to determine its ability to expand production to satisfy the requirements of Pinnacle.

The Company, in an effort to expand Pinnacle's line of plastic products, has retained a consultant to conduct preliminary testing of a plastic pallet design and market analysis, which should conclude in the 1st Quarter of 2000.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot estimate when we will begin to realize positive gross revenue. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct its operations. Such capital may be raised through public or private financing as well as borrowing and other sources.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Risks Associated with International Operations and Expansion. A key part of the Company's strategy is to promote and commercially exploit its services in international markets, as the Internet is an international medium. There can be no assurance that the Company will be able to successfully market and operate its services in foreign markets. In addition to the uncertainty as to the Company's ability to generate revenues from foreign operations and create an international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's potential future international operations and, consequently, on the Company's business, operating results and financial condition. In order to attract and retain a user base, the Company plans significant expenditures on sales and marketing, content development, technology and infrastructure. Many of these expenditures may be planned or committed in advance and in anticipation of future revenues. If the Company's revenues in a particular quarter are lower than it anticipates, it may be unable to reduce spending in that quarter. As a result, any shortfall in revenues would likely adversely affect the Company's quarterly operating results.

The Company may sell its services in currencies other than the United States Dollar, which would make the management of currency fluctuations difficult and expose the Company to risks in this regard. The Company's results of operations are subject to fluctuations in the value of various currencies against the United States Dollar. Although management will monitor the Company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, results of operations or financial condition.

Liquidity and Capital Resources. The Company has been in the development stage since January 23, 1998 (inception). As of December 31, 1999, Company has not realized any profits from its operations. The Consolidated Statement of Cash Flows for the year ended December 31, 1999 indicate a net loss of $327,219.00, compared to a net loss of $35,050.00 for the period from January 23, 1998 (inception) to December 31, 1998. For the year ended December 31, 1999, the Company's subsidiary, Pinnacle, had revenues of $38,502.00 with cost of goods sold at $37,802.00, Pinnacle realized a gross profit of $700.00. The Company anticipates that it will realize positive revenue sometime during the second quarter of 2000 as Pinnacle moves to full commercial production. For the year ended December 31, 1999, the Company had total expenses of $322,936.00. For the period from January 23, 1998, to December 31, 1998, the Company had total expenses of $35,050.00. The increase resulted primarily from increases in direct costs, office expense, professional services, travel expense, research and development and depreciation and amortization. The Company is not aware of any trends, demands, commitments or uncertainties that will result in the Company's liquidity decreasing or increasing in a material way. The Company does currently hold notes payable in the amount of $491,287.00, however, those notes are unsecured, bear no interest and are payable only upon Company's realization of sufficient profit to repay the loans or within 36 months, whichever occurs first. At the election of the creditors and with approval from the Company's Board of Directors, the notes may be converted to common stock of the Company.

The Company's subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), has qualified and obtained a loan for a principal balance of $172,500 from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of the loan and the directors of the Company have personally guaranteed 25% of the loan. The loan bears a floating interest rate of prime plus 2.5% and has a 5-year term. The loan is payable in monthly installments of $2,884.00 per month plus interest accrued. The Company believes it will be able to meet its payment obligations with its current cash resources until revenue is produced.

Currently, the Company's only source of liquidity is through the sale of its common stock and through loans. However, as discussed above, the Company believes it will begin realizing revenue from its and Pinnacle's operations in or around the second quarter of 2000. The Company believes that such revenue will enable it to maintain and improve its short-term liquidity. Moreover, the Company believes it has the technology, equipment and personnel in place to maintain its long-term liquidity.

Company's Plan of Operations For Next 12 Months. The Company believes that its current cash resources are sufficient to complete the Company's start-up operations. However, should the Company's current cash resources prove to be insufficient, it may be required to raise additional funds or arrange for additional financing during the next 12 months to adhere to its development schedule. Such additional capital may be received from additional public or private financings, as well as borrowings and other resources. If adequate cash is not available, the Company may be required to curtail its operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights that the Company would not otherwise relinquish. No assurance can be given, however, that the Company will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Company.

Item 7. Financial Statements

Copies of Financial Statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Board of Directors
Micron Enviro Systems, Inc.
Edmonton, Alberta
Canada

                    Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Micron Enviro Systems, Inc. (a development stage company) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit), and cash flows for the years then ended and for the period from January 23, 1998 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Pinnacle Plastics, Inc., a wholly owned subsidiary, which statements reflect total assets of $395,058 as of December 31, 1999, and total revenues of $38,502 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Pinnacle Plastics, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended and for the period from January 16, 1998 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on January 23, 1998. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters also are described in Note 2. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the financial statements, certain errors resulting in understatement of previously reported accounts payable as of December 31, 1998 were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to net loss and retained earnings as of December 31, 1998, to correct the error.



Williams & Webster, P.S.
Spokane, Washington
April 10, 2000

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Period from     Period from
                                                                                       Year          January 23,     January 23,1998
                                                                                      Ended          (Inception) to  (Inception) to
                                                                                   December 31,      December 31,    December 31,
                                                                                      1999               1998            1999
                                                                                   ------------      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(327,219)        $ (35,050)        $(362,269)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
                Depreciation and amortization                                            41,072               375            41,447
                (Increase) decrease in accounts receivable                              (38,815)               --           (38,815)
                (Increase) decrease in prepaid expenses                                  (1,194)               --            (1,194)
                (Increase)decrease  in inventory                                       (124,332)               --          (124,332)
                (Increase)decrease  in notes receivable                                (286,618)               --          (286,618)
                Increase(decrease)  in accounts payable                                  55,645            26,354            81,999
                Increase(decrease)  in loans payable                                     14,547                --            14,547
                Expenses paid by Note Payable                                                --               821               821
                                                                                      ---------         ---------         ---------
      Net cash used in operating activities                                            (666,915)           (7,500)         (674,414)
                                                                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Organizational Costs                                                                2,125            (2,500)             (375)
      Equipment                                                                        (221,239)               --          (221,239)
      Manufacturing and technical licenses                                              (25,052)               --           (25,052)
                                                                                      ---------         ---------         ---------
      Net cash used in investing activities                                            (244,166)           (2,500)         (246,666)
                                                                                      ---------         ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in related party note payable                                          296,430                --           296,430
      Issuance of long-term debt                                                        172,065                --           172,065
      Payment on long-term debt                                                          (5,768)               --            (5,768)
      Increase(decrease) in notes payable                                               417,927                --           417,927
      Proceeds from sale of common stock                                                 75,848            10,000            85,848
                                                                                      ---------         ---------         ---------
      Net cash used in financing activities                                             956,502            10,000           966,502
                                                                                      ---------         ---------         ---------

Change in cash                                                                           45,421                --            45,421

Adjustment for foreign currency                                                           1,331                --             1,331

Cash, beginning of period                                                                    --                --                --
                                                                                      ---------         ---------         ---------

Cash, end of period                                                                   $  46,752         $      --            46,752
                                                                                      =========         =========         =========


Interest paid                                                                         $      --         $      --         $      --
                                                                                      =========         =========         =========
Income taxes paid                                                                     $      --         $      --         $      --
                                                                                      =========         =========         =========

NON-CASH TRANSACTIONS
      Stock exchanged for manfacturing and technical licenses
      of subsidiary                                                                   $ 200,000         $      --         $ 200,000
      In December 1998, the Company acquired the technology and
      product lines being developed from another party as part of the following non-cash transaction:
      Note issued for purchase of property and equipment                                     --            18,654            18,654
      Inventory                                                                              --            13,018            13,018
      Property, plant and equipment                                                          --             3,567             3,567
      Intangible assets                                                                      --             1,248             1,248
      Accounting and legal charged to operations                                             --               821               821

   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                         (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                 Period from         Period from
                                                                 January 23, 1998   January 23, 1998
                                               Year Ended        (Inception) to     (Inception) to
                                              December 31,       December 31,        December 31,
                                                  1999               1998               1999
                                              -----------         -----------         -----------
REVENUES                                      $    38,502         $        --         $    38,502
COST OF GOODS SOLD                                 37,802              37,802                  --
                                              -----------         -----------         -----------
       GROSS PROFIT                                   700                  --                 700
                                              -----------         -----------         -----------

E X P E N S E S
    Direct costs                                   24,120                  --              24,120
    Legal and accounting                           27,209              22,663              49,872
    Office expense                                 54,912                 451              55,363
    Professional services                          87,904              10,294              98,198
    Travel expense                                 21,422               1,267              22,689
    Research and development                       66,297                  --              66,297
    Depreciation and amortization                  41,072                 375              41,447
                                              -----------         -----------         -----------
       TOTAL EXPENSES                             322,936              35,050             357,986

OTHER INCOME AND EXPENSE
    Interest expense                               (4,983)                 --              (4,983)
                                              -----------         -----------         -----------

LOSS FROM OPERATIONS                             (327,219)            (35,050)           (362,269)

INCOME TAX                                             --                  --                  --
                                              -----------         -----------         -----------

NET LOSS                                         (327,219)            (35,050)           (362,269)

OTHER COMPREHENSIVE LOSS
    Foreign currency translation
      gain (loss)                                  (1,321)                 --              (1,321)
                                              -----------         -----------         -----------

NET COMPREHENSIVE LOSS                        $  (328,540)        $   (35,050)        $  (363,590)
                                              ===========         ===========         ===========

BASIC AND DILUTED
    NET LOSS PER COMMON SHARE                 $     (0.05)        $     (0.01)        $     (0.06)
                                              ===========         ===========         ===========

BASIC AND DILUTED
    WEIGHTED AVERAGE NUMBER OF
       COMMON STOCK SHARES OUTSTANDING          6,965,000           5,000,000           5,982,500
                                              ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Accumulated
                                                       Common Stock                         Deficit                       Total
                                              --------------------------    Additional     During          Other       Stockholders'
                                                 Number                      Paid in      Development    Comprehensive    Equity
                                               of Shares       Amount        Capital         Stage         Income        (Deficit)
                                              -----------    -----------    -----------   -----------    -----------    -----------
Balance, January 23, 1998 (Inception)                  --    $        --    $        --   $        --    $        --    $        --

Issuance of common stock
       for cash at $.001 per share             10,000,000         10,000             --            --             --         10,000

Loss for period ending, December 31, 1998              --             --             --       (35,050)            --        (35,050)
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance,  December 31, 1998                    10,000,000    $    10,000    $        --   $   (35,050)   $        --    $   (25,050)

Reverse stock split 1:2                        (5,000,000)        (5,000)         5,000            --             --             --

Issuance of  common stock for cash
       at $.10 per share                          620,000            620         61,380            --             --         62,000

Issuance of common stock for acquisition
       of subsidiary                            2,000,000          2,000        198,000            --             --        200,000

Net loss for year ended December 31, 1999              --             --             --      (327,219)            --       (327,219)

Foreign currency translation loss                      --             --             --            --         (1,321)        (1,321)
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 1999                      7,620,000    $     7,620    $   264,380   $  (362,269)   $    (1,321)   $   (91,590)
                                              ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter "the Company"), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil. While maintaining a contractual interest in a waste oil recycling venture, the Company has redirected its assets to acquiring an existing high tech manufacturing business. In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.). The Company is currently developing marketing and manufacturing plans for the products acquired. The Company plans to sell an advanced cleaning mitt and a reusable non-mechanical electrostatic air filter. The name change to Micron Enviro Systems, Inc. was effective on January 22, 1999. The Company maintains an office in Edmonton, Alberta, Canada.

On March 11, 1999, the Company acquired Pinnacle Plastics, Inc. as a wholly owned subsidiary. Pinnacle Plastics Inc. (PPI) was incorporated in February 1999 under the Business Corporations Act of Alberta and commenced operations in the month of February 1999. PPI will manufacture plastic storm and wastewater recharging chamber systems. PPI has exclusive and enduring rights to technology for the forming of the plastic chamber systems and has developed machinery to make use of the new technology.

As of December 31, 1999, the Company was still in the development stage and had not commenced full commercial production, although its subsidiary had minimal revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Micron Enviro Systems, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation in January 1998. It is primarily engaged in developing and marketing a re-usable, non-mechanical electro-static air filter and a cleaning mitt for household purposes. The Company's subsidiary, PPI has been in the development stage since its formation in February 1999. It will manufacture plastic storm and waste water recharging chamber systems.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE  2  -  SUMMARY   OF   SIGNIFICANT   ACCOUNTING   POLICIES
(Continued)

Loss Per share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as there are no common stock equivalents outstanding.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $327,219 and $35,050 for 1999 and 1998, respectively. At December 31, 1999, the company has negative working capital and negative net worth. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring a number of opportunities for development of its current product lines. Management registered this Company with the Securities and Exchange Commission in 1999. Management plans to extend the market for its products and to expand and diversify production during the year 2000. Also, management will explore additional equity investments and debt financing in 2000.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Inventories

Inventories of raw materials are valued at the lower of cost (first-in, first-out method) or replacement cost. Inventories of work in process and finished goods are valued at the lower of cost (including appropriate overhead) or net realizable value less normal profit margin.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE  2  -  SUMMARY   OF   SIGNIFICANT   ACCOUNTING   POLICIES
(Continued)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1999.

Translation of Foreign Currency

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets and liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Research and Development

Research costs are expensed as incurred. Development costs are also expensed unless they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized to operations over a maximum period of three years from the date of completion of the project. Costs are reduced by government grants and investment tax credits where applicable.

Year 2000 Issues

Like other companies, Micon Enviro Systems, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the year 2000 issue. Any expenses associated with the year 2000 issue are expensed as incurred.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation.

Segment Reporting

The Company does not utilize segment information at this time as defined by SFAS
131. Currently, the company is operating as a holding company with one operating subsidiary all located in Canada.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:

         Equipment                   5 - 10 years
         Trailers                         4 years
         Molds and dies              3 -  4 years
         Small tools                      2 years


NOTE 4 - INTANGIBLE ASSETS

During the period ended December 31, 1998, Micron Enviro Systems, Inc. incurred organization costs of $2,500. These organization costs were being amortized over the useful life of sixty months beginning April 1, 1998. During the period ending December 31, 1998, $375 was recorded as amortization of organization costs. In accordance with SOP 98-5 (effective for fiscal years beginning after December 15, 1998), the Company has written off its organization costs in the year ending December 31, 1999, thereby incurring a charge of $2,125.

During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1248 from Dust Check Filters, Inc. These pre-patent rights are being amortized over a useful life of ten years. During the period ending December 31, 1999 and 1998, the Company recorded amortization of $125 and $0, respectively.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses are being amortized over a useful life of ten years. Amortization of $22,505 was expensed in the year ended December 31, 1999. (See Note 10).

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 5 - SHORT-TERM DEBT

Short-term notes payable consists of the following:

                                                        December        December
                                                           31,             31,
                                                          1999            1998
                                                        --------        --------
Notes Payable to Related Parties:
    S. A. Resources Management Ltd.                     $ 40,159        $     --
     Ideal Management Inc.                                40,159              --
    Tangle Creek                                          86,876          18,654
    Pinnacle Quality Transportation Accessories Ltd.      14,547              --

                                                        --------        --------
                         Subtotal                        181,741          18,654
Notes Payable:
    Great Plains, Inc.                                   309,546              --
                                                        --------        --------
Total of short-term notes payable                       $491,287        $ 18,654
                                                        ========        ========

The note to S.A. Resources Management Ltd., bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. (See Note 8).

The notes payable for Ideal Management Inc., Tangle Creek, and Great Plains, Inc. are unsecured, bear no interest and will be payable contingent on the company making sufficient profit from operations and upon the resolution of its board of directors. It is anticipated that no payments will be made in the next year. Tangle Creek Cattle Co. is a related party. (See Note 8). In March 2000, the Company exchanged 799,948 shares of common stock for the note payable to Great Plains, Inc. and 256,696 shares for the note payable to Tangle Creek.

The note with Pinnacle  Quality  Transportation  Accessories Ltd. was created in
the  normal  course  of  operations,   which  is  the  amount  of  consideration
established and agreed to by the related parties.

As of December 31, 1999, Micron was owed $272,770 by PPI for inter-company borrowings which were eliminated in the consolidation.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 6 - LONG-TERM DEBT

Pinnacle Plastics Inc. has a Small Business Loan secured by a general security agreement covering inventory and equipment, assignment of insurance proceeds, and the limited personal guarantees of two directors. The loan is payable in monthly installments of $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004 and a principal balance of $166,297

Principal repayments of long-term debt over the next five years as of December 31, 1999 are as follows:


                2000         $34,606
                2001         $34,606
                2002         $34,606
                2003         $34,606
                2004         $27,873

NOTE 7 - COMMON STOCK

Upon incorporation, 10,000,000 shares of common stock were sold at $.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reverse stock split of one share of common stock for every two shares held, reducing the Company's outstanding common stock to 5,000,000 shares. For the year ended December 31, 1998, the consolidated balance sheets and statements of operations and comprehensive loss have been restated reflecting the reverse stock split.

During the year ended December 31, 1999, the Company issued 620,000 common stock shares for cash at $.10 per share. Common stock shares were, also, issued for the acquisition of subsidiary (PPI). A total of 2,000,000 shares were issued for the acquisition valued at $.10 per share. (See Note 10).

NOTE 8 - RELATED PARTIES

The President of the Company is also the president and stockholder of Tangle Creek Cattle Co. and Ideal Management, Inc., both of which have, subsequent to 1998, advanced funds to the Company. Tangle Creek Cattle Co. advanced funds to acquire the inventory and equipment for the Company in return for a note payable. The Company occupies office space provided by Tangle Creek Cattle Co. (See Note 5).

S. A. Resources Management Ltd. is a company in which the President of PPI has a significant interest, but less than majority. (See Note 5).

Pinnacle Quality Transportation Accessories Ltd. is a company in which a director of PPI has a significant interest, but less than majority. (See Note
5).

                          MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 9 - PRIOR PERIOD CORRECTION

The accompanying financial statements for 1998 have been restated to correct unreported expenses of professional fees and miscellaneous expenses not accounted for in accounts payable that pertain to the year ended December 31, 1998. The effect of the restatement was to increase net loss by $26,354 ($.005 per share).

NOTE 10 - ACQUISITION OF PINNACLE PLASTICS, INC.

In March 1999, the Company acquired all of the outstanding common stock of the recently formed Pinnacle Plastics, Inc. (PPI) in exchange for 2,000,000 shares of its common stock valued at $.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any sales, revenues or earnings prior to the combination. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses held by PPI. These rights grant PPI the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management has determined that the value of this manufacturing and licensing agreement is to be amortized over ten years.

NOTE 11 - INCOME TAXES

At December 31, 1999 the Company had net operating loss carryforwards of approximately $325,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. The Company's Canadian subsidiary's losses of approximately $165,000, included in the above amount, may result in tax benefits in Canada.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease real property for a period of 2 years expiring in 2001. The future minimum lease payments as of December 31, 1999 are as follows:

                      2000     $18,245
                      2001       3,635
                               -------
                               $21,880
                               =======


In addition to the above, the Company is also committed to pay its pro rata share of operating expenses related to the lease.

                          MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998




NOTE 13 - SUBSEQUENT EVENTS

In March 2000, the Company exchanged 799,948 shares of common stock for the note payable to Great Plains, Inc. and 256,696 shares for the note payable to Tangle Creek.

Also, in March 2000 the Company exchanged 41,936 shares of common stock for subsidiary debt of $21,604 less credit for a note receivable of $11,078 on the Company's books.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All officers and directors of the Company will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

--------------------------------------------------------------------------------
   Name and Address              Age                    Position
--------------------------------------------------------------------------------
Rodney M. Hope                   58          President, Chief Executive Officer,
                                             Treasurer and Director
--------------------------------------------------------------------------------
Rabin Mendis                                 Secretary
--------------------------------------------------------------------------------
Stan K. Schellenberger           52          Director
--------------------------------------------------------------------------------
Dr. Wayne Minion                             Director
--------------------------------------------------------------------------------

Rodney M. Hope is the President, Chief Executive Officer, Treasurer and a director of the Company. Mr. Hope graduated in 1964 from the University of Saskatchewan with a Bachelor of Arts and Science (Economics). In 1969, he also received from the University of Saskatchewan a Bachelor of Law degree. He held an associate lawyer's position from 1970 to 1972 at the law firm of McLennan-Ross, Hansen Joyce Law Firms and thereafter went into private practice from 1972 to 1977. He was a partner in the firm of Hope, Thom and Johnson from 1978 to 1985, specializing in commercial and corporate law. From 1986 to 1988, Mr. Hope was the Chief Executive Officer and Legal Counsel to Sawridge Enterprises Ltd. From 1988 to 1990, Mr. Hope was the manager of the Hong Kong branch of Mountain Properties Ltd., a private corporation, syndicating investment capital and managing due diligence and business development of investment capital in China and Russia. From 1990 until 1994, Mr. Hope held the positions of President and Operations Manager of Superior Investment Corporation, a private corporation managing investment capital in the province of Saskatchewan.

From 1993 to 1995, Mr. Hope served as President and Chief Executive Officer of Hytec Enviro Services Ltd., an operating company contracted to Calgary Overseas Ltd. and Luke Oil Subsidiary, Russia. In 1994, he became Chief Executive Officer and Chairman of the Board of Directors of Hytec Hydrocarbons Reclamation Ltd., a private corporation operating a business utilizing equipment to reclaim carbon-contaminated soils and solutions in the oil drilling industry. From 1994 to 1998, Mr. Hope was the President and Chief Operating Officer of S.A. Resource Management Ltd., a private corporation involved in business development and corporate, project and political due diligence for acquisition of oil and gas concessions in South and Central America. From 1990 to the present, Mr. Hope has been the President and Chief Operating Officer of Ideal Investment Corporation, a private venture capital corporation managing investment in various small business ventures. From 1986 to 1998, Mr. Hope also consulted to small businesses on restructuring, refinancing and efficiency evolution.

Dr. Wayne Minion is currently a director of the Company. He is a professor of English and earned a Bachelor of Science, Civil Engineering from the University of Alberta in 1950 and a Master of Science, Sloan Fellow, from the Massachusetts Institute of Technology in 1960. From 1964 to 1969, Mr. Minion was the Assistant Chief Engineer at the British Columbia Hydro & Power Authority. In 1970, he worked as a Director of Light Servis de Electricsdade of Rio de Janeiro, Brazil, the largest electric company in South America with over 4.5 million customers. In 1974, he was a Founding Member and Chairman of the Alberta Petroleum Marketing Commission in the Province of Alberta, a position he held until 1984. From 1984 to 1994, Mr. Minion was the Chairman of Northridge Canada Inc., (listed on the Alberta Stock Exchange) a Calgary based company marketing crude oil, natural gas, and petroleum products with annual sales of C$3 billion. From 1985 to 1995, he was also a Director of Entech, Montana, the non-regulated subsidiary of the Montana Power Co (listed on NYMEX). From 1997 to the present time, Mr. Minion has been the Chairman of Tikal Resources Co. (listed on the Toronto Stock Exchange), a company involved in petroleum and natural gas exploration with activities in Canada, the United States and the United Kingdom.

Stan K. Schellenberger is currently a director of the Company. He graduated from the University of Alberta with a Bachelor of Science degree in Agriculture. Beginning in 1972 and continuing into 1988, Mr. Schellenberger was the regional manager for Bell and Sons Premix. From 1988 to 1990, he was the Chairman and Planning Secretariat of Alberta Agriculture. Beginning in 1990 and continuing into 1993, Mr. Schellenberger was the Assistant Deputy Minister of the Policy and Planning Division of Alberta Economic Development and Tourism, where he organized and produced the government of Alberta's "Toward 2000 Together" initiative that lead to the writing of Seizing Opportunity, Alberta's economic strategy. Mr. Schellenberger has been Assistant Deputy Minister of Industry for the Technology and Research Division of Alberta Economic Development and Tourism since February 1993, where he established the Project Management System to help employees focus on goals and objectives, managed a significant budget, and identified substantial development and investment opportunities for the province. Currently, he is the President and owner of (i) Mattstan Consulting Ltd.; (ii) Tradeseas Corporation; and (iii) Pinnacle Transportation Accessories. Mr. Schellenberger is part owner and an officer of (i) Latitude Logistics (Alberta) Ltd.; (ii) Canada Overseas Trade Corp.; and (iii) 780174 Alberta Ltd. He also has privatized Alberta Intermodel Services for the government. During his career, Mr. Schellenberger has been (i) a member of the Board of Directors of Centre of Engineering Research, Prince Rupert Grain Ltd. and Institute of Pharmco-Economics; (ii) Chairman of the Board of Directors of Alberta Intermodel Services Ltd.; and (iii) an Alberta government representative on the Program Review Committee-Westaim. In addition, he has (i) received The Distinguished Professional Achievement Award from the Faculty of Agriculture and Forestry at the University of Alberta; (ii) been named Parliamentary Secretary of both the Federal Minister of Indian and Northern Affairs and Western Diversification and the Federal Minister of Health; and (iii) been named Honorary Chief of the Four Nations Hobbema.

There is no family relationship between any of the officers and directors of the Company. Other than the officers, there are no significant employees expected by the Company to make a significant contribution to the business of the Company.

There are no orders, judgments or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any officer or director of the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company does not presently have knowledge as to whether all of its officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of
Securities),   or  a  Form  5  (Annual  Statement  of  Beneficial  Ownership  of
Securities).

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2000. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

--------------------------------------------------------------------------------
Name and        Year   Annual Salary   Bonus($)    Other Annual     All Other
Principal              $)                          Compensation($)  Compensation
Position
--------------------------------------------------------------------------------
None            2000   None            None        None             None
--------------------------------------------------------------------------------

Compensation of Directors. Our directors who are also employees receive no extra compensation for their service on our Board of Directors.

Employment Contracts. We have not entered into any employment contracts.

Specified below, in tabular form, is the aggregate annual remuneration of the Company's Chief Executive Officer and the four (4) most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year.

--------------------------------------------------------------------------------
Name of individual          Capacities in which           Aggregate remuneration
or Identity of Group        remuneration was received
--------------------------------------------------------------------------------
All Executive Officers      None                          None
--------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 1999 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class                Name and Address of                     Amount and Nature of                    Percent of Class
                              Beneficial Owner                        Beneficial Owner
----------------------        ---------------------------------      -----------------------------------    ------------------------
$.001 Par Value Common        KAS Holdings Ltd.                       425,000                                       5.5%
Stock                         c/o Max J. Wandinger Professional
                              Corp.
                              630, 840-6th Ave., S.W.
                              Calgary, Alberta, Canada
                              T3E 6W3

$.001 Par Value Common        Rahn and Bodmer                         425,000                                       5.5%
Stock                         630, 840-6th Ave., S.W.
                              Calgary, Alberta, Canada
                              T3B 4M3

$.001 Par Value Common        Rodney M. Hope                          25,000                                         .3%
Stock                         14016-90A Ave.
                              Edmonton, Alberta, Canada               President, Chief Executive
                              T5R 4X5                                 Officer and Director

$.001 Par Value               Stan Schellenberger                     291,667(1)                                    3.8%
Common Stock                  RR 01 Spruce Grove
                              Alberta, Canada T7X 2T4                 Director

                              All officers and directors              316,667                                       4.1%
                              as a group

(1) Includes 25,000 shares of the Company's $.001 par value common stock owned by Stan Schellenberger and 266,667 shares of the Company's common stock owned by Mattstan Consulting Ltd., a company controlled by Stan Schellenberger.

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Transactions with Promoters. There were no transactions with promoters.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

As specified above, on or about December 24, 1998, pursuant to a loan agreement, the Company conditionally acquired from Tangle Creek all of the assets, including, but not limited to, all of the equipment and inventory of Dustcheck. Tangle Creek had previously purchased those assets from the judicially appointed Receiver/Manager of Dustcheck. As specified above, by separate agreement, the Company acquired the right to the technology and intellectual property of the Filter.

At the time of the transaction with Tangle Creek, Rodney M. Hope, President, Chief Executive Officer, Treasurer and a director of the Company was, and still is, the President and 100% shareholder of Tangle Creek; therefore, the transaction was not conducted at arms-length. The Company's obligation to Tangle Creek is evidenced by a short-term note payable in the amount of CDN$18,654, unsecured, bearing no interest and due and payable on or before June 24, 1999, without notice and upon demand. Mr. Hope is also the current President and Chief Operating Officer of Ideal Management, Inc., a Canadian corporation, which provides business management services to the Company and is paid CDN$3,500 per month for these services. As of December 31, 1999, the Company owed Tangle Creek $86,876.00 for various loans made to the Company by Tangle Creek. The notes payable are unsecured, bear no interest and will be payable contingent on the Company earning sufficient revenue.

The Company holds a note payable to S.A. Resources Management Ltd. in the amount of $40,159.00, which bears no interest or specified terms of repayment. The note to S.A. Resources Management Ltd. is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. The President of Pinnacle, the Company's subsidiary, has a significant interest in S.A. Resources Management Ltd.

The Company holds a note payable to Ideal Management, Inc. in the amount of $40,159.00. The note to Ideal Management, Inc. is unsecured, bears no interest and will be payable upon the Company realizing sufficient profit and upon the resolution of the Board. The President of the Company is also the President and a stockholder of Ideal Management, Inc.

The Company holds a note payable to Pinnacle Quality Transportation Accessories Ltd. in the amount of $14,547.00. The note was created in the usual course of operations, which is the amount of consideration established and agreed to by the related parties.

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.

3.1                        Articles of Incorporation
                           (Charter Document)*

3.2                        Amendment to Articles of Incorporation*

3.3                        Bylaws*

4.                         Instruments Defining the Rights of Holders (Not
                           Applicable)

9.                         Voting Trust Agreement (Not Applicable)

10.1                       Agreement Between the Company and Tangle
                           Creek Cattle Co.
                           (Material Contract)*

10.2                       Agreement Between the Company and Ideal
                           Management Inc.
                           (Material Contract)*

10.3 Consulting Agreement Between Darrell Kosakewich and the Company
                           (Material Contract)*

10.4                       Agreement Between Pinnacle Plastics, Inc.
                           and the Company
                           (Material Contract)*

10.5                       Agreement Between Pinnacle Plastics, Inc. and
                           RPC Manufacturing Inc.
                           (Material Contract)*

11.                        Statement Re: Computation of Per Share
                           Earnings (Loss)**

16.                        Letter on change in certifying accountant
                           (Not Applicable)

18.                        Letter on Change in Accounting Principles
                           (Not Applicable)

21.                        Subsidiaries of the Registrant**

22. Published Report Regarding Matters Submitted to Vote (Not Applicable)

23.1                       Consent of Auditors

23.2                       Consent of Counsel (Not Applicable)

24.                        Power of Attorney (Not Applicable)

27.                        Financial Data Schedule*

99.                        Additional Exhibits (Not Applicable)

* Previously Filed as Exhibits to Registration Statement on Form 10-SB, Amendments to Form 10-SB and Quarterly Reports on Form 10QSB.

** Included in consolidated financial statements filed herewith.

         (b) Reports on Form 8-K

                The Company has not filed any reports on Form 8-K with the Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated April __, 2000                         MICRON ENVIRO SYSTEMS, INC.,


                                             By: /s/  Rodney Hope
                                                 -------------------------------
                                                      Rodney Hope
                                             Its:     President