Form 10QSB
period 2000-03-31
MICRON ENVIRO SYSTEMS INC
filed 2000-05-22
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO ________________


COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                              98-0202-944
(State or other jurisdiction of (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)   Classification Code Number) Identification No.)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2000, there were 7,702,758 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    [LETTERHEAD OF WILLIAMS & WEBSTER, P.S.]


Board of Directors
Micron Enviro Systems, Inc.
Edmonton, Alberta
Canada

                           Accountant's Review Report

We have reviewed the accompanying consolidated balance sheets of Micron Enviro Systems, Inc. (a development stage company) as of March 31, 2000 and the related consolidated statements of operations and comprehensive loss, consolidated cash flows, and consolidated stockholders' equity for the three months ended March 31, 2000, and for the period from January 23, 1998 (inception) through March 31, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated April 10, 2000, but we have not performed any auditing procedures since that date.

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



/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 10, 2000

            MICRON ENVIRO SYSTEMS INC.
           (A Development Stage Company)
            CONSOLIDATED BALANCE SHEETS

                                                                      March 31,      December 31,
                                                                        2000            1999
                                                                     (unaudited)
                                                                      ---------       ---------
ASSETS
       CURRENT ASSETS
            Cash                                                      $  21,509       $  46,752
            Accounts receivable                                           1,572          38,815
            Inventory                                                   123,841         137,351
            Prepaid expenses                                              1,194           1,194
            Notes receivable                                             13,793          13,848
            GST receivable                                                8,516            --
                                                                      ---------       ---------
                 TOTAL CURRENT ASSETS                                   170,425         237,960
                                                                      ---------       ---------

       PROPERTY AND EQUIPMENT
            Machines and equipment                                      172,900         164,442
            Molds                                                        60,363          60,363
                 Less accumulated depreciation                          (22,966)        (18,442)
                                                                      ---------       ---------
                 TOTAL PROPERTY AND EQUIPMENT                           210,297         206,363
                                                                      ---------       ---------

       OTHER ASSETS
            Other assets                                                  1,248           1,248
            Manufacturing and technical licenses                        225,052         225,052
                 Less accumulated amortization                          (28,132)        (22,630)
                                                                      ---------       ---------
                 TOTAL OTHER ASSETS                                     198,168         203,670
                                                                      ---------       ---------

            TOTAL ASSETS                                              $ 578,890       $ 647,993
                                                                      =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
            Accounts payable                                          $  34,852       $  81,999
            Notes payable to related parties                            182,961         181,741
            Note payable-Great Plain, Inc.                              320,344         309,546
            Current portion of long-term debt                            25,852          34,606
                                                                      ---------       ---------
                 TOTAL CURRENT LIABILITIES                              564,009         607,892
                                                                      ---------       ---------

       LONG-TERM LIABILITIES
            Other long-term debt                                        131,168         131,691
                                                                      ---------       ---------
                 TOTAL LONG-TERM LIABILITIES                            131,168         131,691
                                                                      ---------       ---------

       COMMITMENTS AND CONTINGENCIES                                       --              --
                                                                      ---------       ---------

       STOCKHOLDERS' EQUITY (DEFICIT)
            Common stock, 200,000,000 shares authorized,
                 $.001 par value; 7,702,758 and 7,620,000 shares
                 issued and outstanding, respectively                     7,703           7,620
            Additional paid-in-capital                                  284,987         264,380
            Accumulated deficit during developmental stage             (407,246)       (362,269)
            Other comprehensive income (loss)                            (1,731)         (1,321)
                                                                      ---------       ---------
            TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                      (116,287)        (91,590)
                                                                      ---------       ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 578,890       $ 647,993
                                                                      =========       =========


       See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                       For the           For the         Period from
                                                     Three Months      Three Months    January 23, 1998
                                                        Ended             Ended         (Inception) to
                                                       March 31,         March 31,        March 31,
                                                        2000              1999              2000
                                                     (unaudited)       (unaudited)       (unaudited)
                                                     -----------       -----------       -----------
REVENUES                                             $      --         $      --         $    38,502
COST OF GOODS SOLD                                          --                --              37,802
                                                     -----------       -----------       -----------
            GROSS PROFIT                                    --                --                 700
                                                     -----------       -----------       -----------

EXPENSES
       Direct costs                                        2,624             9,480            26,744
       Legal and accounting                                4,379            34,200            54,251
       Office expense                                      8,522             2,266            63,885
       Professional services                              14,262            19,816           112,460
       Research and development                            1,179              --              67,476
       Travel expense                                      1,759            11,695            24,448
       Depreciation and amortization                      10,026              --              51,473
                                                     -----------       -----------       -----------
            TOTAL EXPENSES                                42,751            77,457           400,737

OTHER INCOME AND EXPENSE
       Interest income                                        81              --                  81
       Miscellaneous sales                                   136              --                 136
       Interest expense                                   (2,443)             --              (7,426)
                                                     -----------       -----------       -----------
            TOTAL OTHER INCOME AND EXPENSES               (2,226)             --              (7,209)

LOSS BEFORE INCOME TAXES                                 (44,977)          (77,457)         (407,246)

INCOME TAX                                                  --                --                --
                                                     -----------       -----------       -----------

NET LOSS                                                 (44,977)          (77,457)         (407,246)

OTHER COMPREHENSIVE LOSS
       Foreign currency translation gain (loss)             (410)           (2,060)           (1,731)
                                                     -----------       -----------       -----------

NET COMPREHENSIVE LOSS                               $   (45,387)      $   (79,517)      $  (408,977)
                                                     ===========       ===========       ===========

BASIC AND DILUTED
       NET LOSS PER COMMON SHARE                     $     (0.01)      $     (0.02)      $     (0.07)
                                                     ===========       ===========       ===========

BASIC AND DILUTED
       WEIGHTED AVERAGE NUMBER OF
            COMMON STOCK SHARES OUTSTANDING            7,702,758         5,000,000         6,167,509
                                                     ===========       ===========       ===========


       See accountant's review report and notes to financial statements.

                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Accumulated
                                                        Common Stock                         Deficit                      Total
                                                  -----------------------                    During         Other      Stockholders'
                                                   Number                    Additional    Development  Comprehensive     Equity
                                                  of Shares      Amount    Paid in Capital    Stage         Income       (Deficit)
                                                  ---------     ---------  ---------------  ---------      ---------     ---------
Balance, January 23, 1998 (Inception)                  --       $    --       $    --       $    --        $    --       $    --

Issuance of common stock
       for cash at $.002 per share                5,000,000         5,000         5,000          --             --          10,000

Loss for period ending, December 31, 1998              --            --            --         (35,050)          --         (35,050)
                                                  ---------     ---------     ---------     ---------      ---------     ---------

Balance,  December 31, 1998                       5,000,000         5,000         5,000       (35,050)          --         (25,050)

Issuance of  common stock for cash
       at $.10 per share                            620,000           620        61,380          --             --          62,000

Issuance of common stock for acquisition
       of subsidiary                              2,000,000         2,000       198,000          --             --         200,000

Net loss for year ended December 31, 1999              --            --            --        (327,219)          --        (327,219)

Foreign currency translation loss                      --            --            --            --           (1,321)       (1,321)
                                                  ---------     ---------     ---------     ---------      ---------     ---------

Balance, December 31, 1999                        7,620,000         7,620       264,380      (362,269)        (1,321)      (91,590)

Issuance of common stock for conversion
       of accounts payable at $0.25 per share        82,758            83        20,607          --             --          20,690

Net loss for three months ended March 31, 2000         --            --            --         (44,977)          --         (44,977)

Foreign currency translation loss                      --            --            --            --             (410)         (410)

                                                  ---------     ---------     ---------     ---------      ---------     ---------
Balance, March 31, 2000 (unaudited)               7,702,758     $   7,703     $ 284,987     $(407,246)     $  (1,731)    $(116,287)
                                                  =========     =========     =========     =========      =========     =========


       See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the            For the         Period from
                                                                                 Three Months       Three Months   January 23, 1998
                                                                                     Ended             Ended         (Inception) to
                                                                                   March 31,         March 31,         March 31,
                                                                                     2000              1999              2000
                                                                                 (unaudited)        (unaudited)       (unaudited)
                                                                                 -----------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                    $ (44,977)        $ (77,457)        $(407,246)
       Adjustments to reconcile net loss
            to net cash used by operating activities:
                 Depreciation and amortization                                        10,026              --              51,473
                 Stock issued for accounts payable                                    20,690              --              20,690
                 (Increase) decrease in accounts receivable                           37,243              --              (1,572)
                 (Increase) decrease in prepaid expenses                                --               2,050            (1,194)
                 (Increase) decrease  in inventory                                    13,510              --            (110,822)
                 (Increase) decrease  in receivables                                  (8,461)             --            (295,079)
                 Increase (decrease)  in accounts payable                            (47,147)           (2,101)           34,852
                 Increase (decrease)  in loans payable                                  --                --              14,547
                 Expenses paid by Note Payable                                          --                --                 821
                                                                                   ---------         ---------         ---------
       Net cash used in operating activities                                         (19,116)          (77,508)         (693,530)
                                                                                   ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Organizational Costs                                                             --                --                (375)
       Equipment                                                                      (8,458)          (47,359)         (229,697)
       Manufacturing and technical licenses                                             --             (22,927)          (25,052)
                                                                                   ---------         ---------         ---------
       Net cash used in investing activities                                          (8,458)          (70,286)         (255,124)
                                                                                   ---------         ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances on related note payables                                               1,220            72,263           297,650
       Issuance of long-term debt                                                       --                --             172,065
       Payment on long-term debt                                                      (9,277)             --             (15,045)
       Proceeds on notes payable                                                      11,034            26,815           428,960
       Payments on notes payable                                                        (236)             --                (236)
       Proceeds from sale of common stock                                               --              62,000            85,848
                                                                                   ---------         ---------         ---------
       Net cash provided by financing activities                                       2,741           161,078           969,242
                                                                                   ---------         ---------         ---------

Change in cash                                                                       (24,833)           13,284            20,588

Adjustment for foreign currency                                                         (410)           (2,060)              921

Cash, beginning of period                                                             46,752              --                --
                                                                                   ---------         ---------         ---------

Cash, end of period                                                                $  21,509         $  11,224            21,509
                                                                                   =========         =========         =========


Interest paid                                                                      $   2,443         $    --           $   7,426
                                                                                   =========         =========         =========
Income taxes paid                                                                  $    --           $    --           $    --
                                                                                   =========         =========         =========

NON-CASH TRANSACTIONS
       Stock issued for accounts payable                                           $  20,690         $    --           $  20,690
       Stock exchanged for manfacturing and technical licenses
       of subsidiary                                                                    --             200,000           200,000
       In December 1998, the Company acquired the technology and
       product lines being developed from another party as part of the following non-cash transaction:
       Note issued for purchase of property and equipment                               --                --              18,654
       Inventory                                                                        --                --              13,018
       Property, plant and equipment                                                    --                --               3,567
       Intangible assets                                                                --                --               1,248
       Accounting and legal charged to operations                                       --                --                 821


       See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter "the Company"), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil. While maintaining a contractual interest in a waste oil recycling venture, the Company has redirected its assets to acquiring an existing high tech manufacturing business. In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.). The Company is currently developing marketing and manufacturing plans for the products acquired. The Company plans to sell an advanced cleaning mitt and a reusable non-mechanical electrostatic air filter. The name change to Micron Enviro Systems, Inc. was effective on January 22, 1999. The Company maintains an office in Edmonton, Alberta, Canada. The Company has elected a December 31 fiscal year end.

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

As of March 31, 2000, the Company was still in the development stage and had not commenced full commercial production, although its subsidiary had minimal revenues.

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


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

As shown in the accompanying financial statements, the Company incurred a net loss of $44,977 for the quarter ended March 31, 2000, and an accumulated deficit from inception of $407,246. At March 31, 2000, the company has negative working capital and negative net worth. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring a number of opportunities for development of its current product lines, and plans to extend the market for its products and to expand and diversify production during the year 2000. Management registered this Company with the Securities and Exchange Commission in 1999, and will explore additional equity investments and debt financing in 2000.

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements as of and for the three months ended March 31, 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2000, nor at December 31, 1999.

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in the consolidation.

Segment Reporting

The Company does not utilize segment information at this time as defined by SFAS
131. Currently, the company is operating as a holding company with one operating subsidiary all located in Canada.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2000 was $4,524, and $18,442 for the year ended December 31, 1999. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 4 - INTANGIBLE ASSETS (Continued)

During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1,248 from Dust Check Filters, Inc. These pre-patent rights are being amortized over a useful life of ten years. During the period ending December 31, 1999, the Company recorded amortization of $125.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses are being amortized over a useful life of ten years. Amortization of $5,502 was expensed in the three months ended March 31, 2000, and $22,505 in the year ended December 31, 1999. (See Note 9).

NOTE 5 - SHORT-TERM DEBT

Short-term notes payable consists of the following:

                                                        March 31,   December 31,
                                                          2000         1999
                                                        --------      --------
Notes Payable to Related Parties:
    S. A. Resources Management Ltd.                     $ 40,159      $ 40,159
    Ideal Management Inc.                                    -0-        40,159
    Ninem                                                 41,379           -0-
    Tangle Creek                                          86,876        86,876
    Pinnacle Quality Transportation Accessories Ltd.      14,547        14,547
                                                        --------      --------
                                            Subtotal     182,961       181,741
Notes Payable:
    Ian McIntyre                                          11,034           -0-
    Great Plains, Inc.                                   309,310       309,546
                                                        --------      --------
                   Total of short-term notes payable    $503,305      $491,287
                                                        ========      ========

The note to S.A. Resources Management Ltd., bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. (See Note 8).

The notes payable for Ideal Management Inc., Tangle Creek, and Great Plains, Inc. are unsecured, bear no interest and will be payable contingent on the company making sufficient profit from operations and upon the resolution of its board of directors. It is anticipated that no payments will be made in the next year. Tangle Creek Cattle Co. is a related party. (See Note 8). As of March 31, 2000, the Company is currently finalizing an agreement to exchange 799,948 shares of common stock for the note payable to Great Plains, Inc. and 256,696 shares for the note payable to Tangle Creek.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 5 -  SHORT-TERM  DEBT (Continued)

The note with Ninem, bearing no interest or specified terms of repayment, is secured by accounts receivable and fixed assets.

As of March 31, 2000, Micron was owed $283,926 by PPI for inter-company borrowings which were eliminated in the consolidation.

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

Principal repayments of long-term debt over the next five years as of March 31, 2000 are as follows:

                               2000      $25,954
                               2001      $34,606
                               2002      $34,606
                               2003      $34,606
                               2004      $27,873

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

During the year ended December 31, 1999, the Company issued 620,000 common stock shares for cash at $.10 per share. Common stock shares were, also, issued for the acquisition of subsidiary (PPI). A total of 2,000,000 shares were issued for the acquisition valued at $.10 per share. (See Note 9).

During the quarter ended March 31, 2000, the Company converted debt of $20,690 arising from operating expenses to 82,758 common stock shares.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


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

NOTE 9 - ACQUISITION OF PINNACLE PLASTICS, INC.

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease real property for a period of 2 years expiring in 2001. The future minimum lease payments as of March 31, 2000 are as follows:

                               2000      $13,684
                               2001        3,635
                                         -------
                                         $21,880
                                         =======


In addition to the above, the Company is also committed to pay its pro rata share of operating expenses related to the lease.

NOTE 13 - SUBSEQUENT EVENTS

The Company will exchange 799,948 shares of common stock for the note payable to Great Plains, Inc. and 256,696 shares for the note payable to Tangle Creek.

Also, the Company will exchange 41,936 shares of common stock for subsidiary debt of $21,604, less credit for a note receivable of $11,078 on the Company's books.

NOTE 14 - STOCK OPTIONS

In a resolution of the Board of Directors in October 1999, at its discretion the Board may issue stock options on 760,000 common stock shares of the Company to board members, officers, and employees. As of March 31, 2000 there are no stock options issued. In the event that certain options are not issued by May 31, 2000, the authorization to issue shall be reduced by 210,000 shares. The other options must be issued sometime in the twelve to twenty-four months following the resolution.

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

Pinnacle acquired, from 815969 Alberta Ltd., the exclusive right to license a patented plastics forming technology that allows forming of plastic from reground and recycled plastic. Pinnacle is currently manufacturing patented plastic drainage chambers for Cultec Inc. of Brookfield, Connecticut ("Cultec"), holders of the patents for the products Pinnacle is manufacturing to direct purchase orders of Cultec.

Traditionally, Cultec products have been manufactured through thermoforming. Thermoforming requires the use of relatively high heat and expensive machinery including vacuum suction equipment and high cost molds and dies. These costs are reflected in the price of the product from Cultec's manufacturers. The
Registrant hopes that Pinnacle, through a new patented process of plastic forming, will become the low-cost manufacturer of Cultec products in North America. Pinnacle derives its cost advantage from the new patented technology which allows plastic to be formed at considerably lower temperatures utilizing regrind and recycled plastic, without expensive thermoforming equipment.

Pinnacle, as licensee, has received from the patent holders, assurance that Pinnacle holds an exclusive position in Canada and the United States to utilize the technology in relation to the requirements of Cultec. A number of prototypes have already been manufactured by Pinnacle and approved by Cultec as meeting or exceeding their specifications.

Cultec is the primary producer of plastic septic and waste storm water systems. Registrant believes that the main competition will be from conventional pipe/gravel and concrete systems. The Registrant believes that the unique design and features of the Cultec drainage systems offers it a competitive advantage over its competition. The Registrant believes that the Cultec products outperform older methods of drainage, are less expensive to transport and install and save on labor costs. Last year, Cultec sold approximately 900,000 drainage chambers in the United States and Canada and expects to increase that output in 2000.

Pinnacle, with the financial support of the Registrant, completed fabrication of its manufacturing equipment and molds and has installed the equipment in a manufacturing facility in Edmonton, Alberta, Canada. The manufacturing facility is located adjacent to the premises of RPC Manufacturing Inc. RPC is the primary supplier of plastic sheet used by Pinnacle to form and manufacture the drainage chambers.

During the 4th Quarter of 1999, Pinnacle at the request of Cultec, experimented with several different recycled high-density plastic resigns to form the plastic sheet. Under purchase order from Cultec, Pinnacle produced and shipped 1,000 units of the plastic chambers to Cultec for delivery to Cultec's network of distributors in the United States. Cultec, utilizing the initial shipment, exposed the product to distributors and end users and profiled the product at industry trade shows with the expressed purpose of measuring market acceptance and size for the products manufactured by Pinnacle.

As a result of this exposure and the industry reaction, Pinnacle was required to make minor modifications to its production specification and ancillary production line equipment. Following these modifications, Cultec has granted purchase orders which will enable Pinnacle to commence commercial production in the 2nd Quarter of 2000 for delivery of product to Cultec in the United States.

Pinnacle's existing manufacturing equipment has the capacity to produce 8,000 units of product on a monthly basis and Cultec has advised Pinnacle that Cultec has the market demand in the Eastern and Central United States for Pinnacle's full production.

The Registrant, in collaboration with Cultec, has initiated negotiations with a Canadian-Northwestern United States distributor to supply the Pinnacle manufactured Cultec product to the Western Canadian and Northwestern United States markets. Should those negotiations prove successful, the Registrant will be required to expand Pinnacle's production facilities and in anticipation of this expansion, the Registrant has entered into discussions with RPC to determine their ability to expand production to meet the requirements of Pinnacle.

Liquidity. The Registrant has been in the development stage since January 23, 1998 (inception). As of March 31, 2000, Registrant has not realized any profits from its planned operations. The Consolidated Statement of Cash Flows for the three month period ended March 31, 2000 indicates accumulated deficit of $407,246 compared to accumulated deficit of $362,269.00 for the corresponding period in 1999. The Registrant anticipates that it will realize positive revenue sometime during the second quarter of 2000 as Pinnacle moves to full commercial production. At March 31, 2000, the Registrant had total current assets of $170,425, compared to total current assets of 237,960 at December 31, 1999. The majority of which was represented by $21,509 in cash; $1,572 in accounts receivable; and inventory of $123,841. At March 31, 2000, the Registrant had total current liabilities of $564,009, compared to total current liabilities of $607,892 at December 31, 1999. At March 31, 2000, total current liabilities exceeded total current assets by $393,584. The Registrant is not aware of any trends, demands, commitments or uncertainties that will result in the
Registrant's liquidity decreasing or increasing in a material way. The Registrant does currently hold notes payable in the amount of $503,305, however, those notes are unsecured, bear no interest and are payable only upon Registrant's realization of sufficient profits or within 36 months, whichever occurs first. Alternatively, the Registrant may convert such debt to common shares of Registrant at its discretion.

Registrant's subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), has qualified and obtained a loan for $171,175 from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of loan and the Directors of the Registrant have personally guaranteed 25% of the loan. The loan will bear a floating interest rate of prime plus 2.5%, has a 5-year term. The Company believes it will be able to meet its payment obligations with its current cash resources until revenue is produced.

Currently, the Registrant's only source of liquidity is through the sale of its common stock and through loans. However, as discussed above, the Registrant believes it will begin realizing revenue from its and Pinnacle's operations in or around the second quarter of 2000. The Registrant believes that such revenue stream will enable it to maintain and improve its long-term liquidity. Moreover, the Registrant believes it has the technology, equipment and personnel in place to maintain its long-term liquidity.

The Registrant believes that its current cash resources are sufficient to carry operational costs until revenues are generated. However, should the Registrant's current cash resources prove to be insufficient, it may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to its development schedule. Such additional capital may be received from additional public or private financings, as well as borrowings and other resources. If adequate cash is not available, the Registrant may be required to curtail its operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights that the Registrant would not otherwise relinquish. No assurance can be given, however, that the Registrant will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Registrant.

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

On or about March 28, 2000, certain creditors of Registrant agreed to convert debt owed by Registrant to shares of Registrant's $.001 par value common stock. Registrant issued a total of 82,758 shares as consideration for the forgiveness of $20,690.00 in debt resulting in a valuation of $0.25 per share. The shares issued in reliance upon the exemption from the registration and prospectus delivery requirements of the Act as set forth in Regulation S promulgated by the Securities and Exchange Commission. Specifically, the issuance was made to "non-U.S. persons outside the United States of America" as that term is defined under applicable federal and state securities laws.

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


Dated:   May 22, 2000                            MICRON ENVIRO SYSTEMS, INC.


                                                 By: /s/  RODNEY HOPE
                                                     ---------------------------
                                                          Rodney Hope
                                                 Its:     President