Form 10QSB
period 2000-06-30
MICRON ENVIRO SYSTEMS INC
filed 2000-08-21
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA
(State or other jurisdiction of                     (Primary Standard Industrial
incorporation or organization)                       Classification Code Number)

                                   98-0202-944
                      (I.R.S. Employer Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2000, there were 7,702,758 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Board of Directors
Micron Enviro Systems, Inc.
Edmonton, Alberta
Canada

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheets of Micron Enviro Systems, Inc. (a development stage company) as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss, consolidated cash flows, and consolidated stockholders' equity (deficit) for the six months ended June 30, 2000, and for the period from January 23, 1998 (inception) through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

The consolidated balance sheet for the year ended December 31, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated April 10, 2000, but we have not performed any auditing procedures since that date.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 11, 2000

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,      December 31,
                                                                 2000            1999
                                                             (unaudited)
                                                              ---------       ---------
ASSETS
  CURRENT ASSETS
    Cash                                                      $   9,340       $  46,752
    Accounts receivable                                          39,008          38,815
    Inventory                                                    80,785         137,351
    Prepaid expenses                                               --             1,194
    Notes receivable                                              2,759          13,848
    GST receivable                                                4,629            --
                                                              ---------       ---------
        TOTAL CURRENT ASSETS                                    136,521         237,960
                                                              ---------       ---------
  PROPERTY AND EQUIPMENT
    Machines and equipment                                      172,900         164,442
    Molds                                                        60,363          60,363
        Less accumulated depreciation                           (27,508)        (18,442)
                                                              ---------       ---------
        TOTAL PROPERTY AND EQUIPMENT                            205,755         206,363
                                                              ---------       ---------
  OTHER ASSETS
    Other assets                                                  1,248           1,248
    Manufacturing and technical licenses                        225,052         225,052
        Less accumulated amortization                           (33,634)        (22,630)
                                                              ---------       ---------
        TOTAL OTHER ASSETS                                      192,666         203,670
                                                              ---------       ---------
    TOTAL ASSETS                                              $ 534,942       $ 647,993
                                                              =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
    Accounts payable                                          $  37,857       $  81,999
    Notes payable to related parties                            182,961         181,741
    Notes payable                                               320,344         309,546
    Current portion of long-term debt                            17,234          34,606
                                                              ---------       ---------
        TOTAL CURRENT LIABILITIES                               558,396         607,892
                                                              ---------       ---------
  LONG-TERM LIABILITIES
    Other long-term debt                                        131,168         131,691
                                                              ---------       ---------
        TOTAL LONG-TERM LIABILITIES                             131,168         131,691
                                                              ---------       ---------
  COMMITMENTS AND CONTINGENCIES                                    --              --
                                                              ---------       ---------
  STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, 200,000,000 shares authorized,
      $.001 par value; 7,702,758 and 7,620,000 shares
        issued and outstanding, respectively                      7,703           7,620
    Additional paid-in-capital                                  284,987         264,380
    Accumulated deficit during development stage               (445,427)       (362,269)
    Other comprehensive income (loss)                            (1,885)         (1,321)
                                                              ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                  (154,622)        (91,590)
                                                              ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 534,942       $ 647,993
                                                              =========       =========


       See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          For the        For the        For the        For the        Period from
                                                       Three Months    Three Months    Six Months     Six Months   January 23, 1998
                                                           Ended          Ended          Ended          Ended       (Inception) to
                                                         June 30,        June 30,       June 30,       June 30,        June 30,
                                                           2000            1999           2000           1999            2000
                                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)      (unaudited)
                                                        -----------    -----------    -----------    -----------      -----------
REVENUES                                                $    27,955    $      --      $    27,955    $      --        $    66,457
COST OF GOODS SOLD                                           32,382           --           32,382           --             70,184
                                                        -----------    -----------    -----------    -----------      -----------
            GROSS PROFIT                                     (4,427)          --           (4,427)          --             (3,727)
                                                        -----------    -----------    -----------    -----------      -----------

E X P E N S E S
       Direct costs                                           2,045           --            4,669          9,480           28,789
       Office expense                                         2,573          1,535         11,095          3,801           66,458
       Professional services                                 14,967         12,040         33,608         66,056          181,678
       Research and development                               4,453           --            5,632           --             71,929
       Travel expense                                           906          8,567          2,665         20,262           25,354
       Depreciation and amortization                         10,044          2,332         20,070          2,332           61,517
                                                        -----------    -----------    -----------    -----------      -----------
            TOTAL EXPENSES                                   34,988         24,474         77,739        101,931          435,725

OTHER INCOME AND EXPENSE
       Interest income                                         --             --               81           --                 81
       Miscellaneous sales                                    5,017           --            5,153           --              5,153
       Interest expense                                      (3,783)          --           (6,226)          --            (11,209)
                                                        -----------    -----------    -----------    -----------      -----------
            TOTAL OTHER INCOME AND EXPENSES                   1,234           --             (992)          --             (5,975)

LOSS BEFORE INCOME TAXES                                    (38,181)       (24,474)       (83,158)      (101,931)        (445,427)

INCOME TAX                                                     --             --             --             --               --
                                                        -----------    -----------    -----------    -----------      -----------

NET LOSS                                                    (38,181)       (24,474)       (83,158)      (101,931)        (445,427)

OTHER COMPREHENSIVE LOSS
       Foreign currency translation gain (loss)                (154)          --             (564)          --             (1,885)
                                                        -----------    -----------    -----------    -----------      -----------

NET COMPREHENSIVE LOSS                                  $   (38,335)   $   (24,474)   $   (83,722)   $  (101,931)     $  (447,312)
                                                        ===========    ===========    ===========    ===========      ===========

BASIC AND DILUTED
       NET LOSS PER COMMON SHARE                        $     (0.00)   $     (0.00)   $     (0.01)   $     (0.02)     $     (0.07)
                                                        ===========    ===========    ===========    ===========      ===========

BASIC AND DILUTED
       WEIGHTED AVERAGE NUMBER OF
            COMMON STOCK SHARES OUTSTANDING               7,702,758      5,174,666      7,675,172      5,582,222        6,366,587
                                                        ===========    ===========    ===========    ===========      ===========


       See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     Accumulated
                                                   Common Stock                         Deficit
                                              ----------------------   Additional       During           Other          Total
                                                Number                   Paid-in      Development    Comprehensive    Stockholders'
                                              of Shares     Amount       Capital         Stage       Income/(Loss)  Equity (Deficit)
                                              ---------   ----------   ------------   ------------   -------------  ----------------
Balance, January 23, 1998 (Inception)              --     $     --     $       --     $       --      $       --      $       --

Issuance of common stock
       for cash at $0.002 per share           5,000,000        5,000          5,000           --              --            10,000

Loss for period ending, December 31, 1998          --           --             --          (35,050)           --           (35,050)
                                              ---------   ----------   ------------   ------------    ------------    ------------

Balance,  December 31, 1998                   5,000,000        5,000          5,000        (35,050)           --           (25,050)

Issuance of  common stock for cash
       at $0.10 per share                       620,000          620         61,380           --              --            62,000

Issuance of common stock for acquisition
       of subsidiary                          2,000,000        2,000        198,000           --              --           200,000

Net loss for year ended December 31, 1999          --           --             --         (327,219)           --          (327,219)

Foreign currency translation loss                  --           --             --             --            (1,321)         (1,321)
                                              ---------   ----------   ------------   ------------    ------------    ------------

Balance, December 31, 1999                    7,620,000        7,620        264,380       (362,269)         (1,321)        (91,590)

Issuance of common stock for conversion
       of accounts payable at $0.25 per share    82,758           83         20,607           --              --            20,690

Net loss for six months ended June 30, 2000        --           --             --          (83,158)           --           (83,158)

Foreign currency translation loss                  --           --             --             --              (564)           (564)
                                              ---------   ----------   ------------   ------------    ------------    ------------
Balance, June 30, 2000 (unaudited)            7,702,758   $    7,703   $    284,987   $   (445,427)   $     (1,885)   $   (154,622)
                                              =========   ==========   ============   ============    ============    ============


       See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                        Period from
                                                                           For the       For the       Period from      January 23,
                                                                         Six Months     Six Months  January 23, 1998       1998
                                                                            Ended         Ended      (Inception) to   (Inception) to
                                                                          June 30,       June 30,       June 30,       December 31,
                                                                            2000          1999            2000             1999
                                                                         (unaudited)    (unaudited)    (unaudited)      (unaudited)
                                                                         -----------    -----------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                          $   (83,158)   $  (101,931)   $  (445,427)        (362,269)
       Adjustments to reconcile net loss
            to net cash used by operating activities:
                 Depreciation and amortization                                20,070          2,332         61,142           41,447
                 Stock issued for accounts payable                            20,690           --           20,690             --
                 (Increase) decrease in accounts receivable                     (193)       (11,103)       (39,008)         (38,815)
                 (Increase) decrease in prepaid expenses                       1,194         (4,694)          --             (1,194)
                 (Increase)decrease  in inventory                             56,566        (86,022)       (67,767)        (124,332)
                 (Increase)decrease  in receivables                           (4,629)          --           (7,388)        (272,770)
                 Increase(decrease)  in accounts payable                     (44,142)         3,524         17,167           81,999
                 Increase(decrease)  in loans payable                           --             --             --             14,547
                                                                         -----------    -----------    -----------      -----------
       Net cash used in operating activities                                 (33,602)      (197,894)      (460,591)        (661,387)
                                                                         -----------    -----------    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Equipment purchased                                                    (8,458)      (177,084)      (229,696)        (221,239)
       Manufacturing and technical licenses purchased                           --          (25,052)       (25,052)         (25,052)
                                                                         -----------    -----------    -----------      -----------
       Net cash used in investing activities                                  (8,458)      (202,136)      (254,748)        (246,291)
                                                                         -----------    -----------    -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances on related note payables                                       1,220         72,263        182,961          296,430
       Issuance of long-term debt                                               --          172,065        172,065          172,065
       Payment on long-term debt                                             (17,895)          --          (23,663)          (5,768)
       Proceeds on notes payable                                              21,887        188,312        320,344          417,927
       Payments on notes payable                                                --          (18,654)          --               --
       Proceeds from sale of common stock                                       --           62,000         72,000           72,000
                                                                         -----------    -----------    -----------      -----------
       Net cash provided by financing activities                               5,212        475,986        723,707          952,654
                                                                         -----------    -----------    -----------      -----------

Change in cash                                                               (36,848)        75,956          8,368           44,976

Adjustment for foreign currency                                                 (564)          --              972            1,331

Cash, beginning of period                                                     46,752           --             --               --
                                                                         -----------    -----------    -----------      -----------

Cash, end of period                                                      $     9,340    $    75,956          9,340           46,307
                                                                         ===========    ===========    ===========      ===========

SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                     $     2,443    $      --      $     2,443             --
                                                                         ===========    ===========    ===========      ===========
       Income taxes paid                                                 $      --      $      --      $      --               --
                                                                         ===========    ===========    ===========      ===========

NON-CASH TRANSACTIONS
       Stock issued for accounts payable                                 $    20,690    $      --      $    20,690             --
       Stock exchanged for manfacturing and technical licenses
       of subsidiary                                                            --          200,000        200,000          200,000
       In December 1998, the Company acquired the technology and
       product lines being developed from another party as part of the following non-cash transaction:
            Inventory                                                           --             --           13,018           13,018
            Property, plant and equipment                                       --             --            3,567            3,567
            Intangible assets                                                   --             --            1,248            1,248


       See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


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

As of June 30, 2000, the Company was still in the development stage and had not commenced full commercial production, although its subsidiary had minimal revenues.

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

Development Stage Activities

The Company has been in the development stage since its formation in January 1998. It is primarily engaged in developing and marketing a re-usable, non-mechanical electro-static air filter and a cleaning mitt for household purposes. The Company's subsidiary, PPI, has been in the development stage since its formation in February 1999 and plans to manufacture plastic storm and waste water recharging chamber systems.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


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

As shown in the accompanying financial statements, the Company incurred a net loss of $83,158 for the six months ended June 30, 2000, and an accumulated deficit from inception of $445,427. At June 30, 2000, the Company has negative working capital and negative net worth. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring a number of opportunities for development of its current product lines, and plans to extend the market for its products and to expand and diversify production during the year 2000. Management registered the Company with the Securities and Exchange Commission in 1999, and will explore additional equity investments and debt financing in 2000.

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements as of and for the six months ended June 30, 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000, nor at December 31, 1999.

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

Year 2000 Issues

Like other companies, Micron Enviro Systems, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the Year 2000 issue. Any expenses associated with the Year 2000 issue are expensed as incurred.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in the consolidation.

Segment Reporting

The Company does not utilize segment information at this time as defined by SFAS
131. Currently, the Company is operating as a holding company with one operating subsidiary all located in Canada.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2000 was $20,070, and $41,072 for the year ended December 31, 1999. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 4 - INTANGIBLE ASSETS (Continued)

During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1,248 from Dust Check Filters, Inc. These pre-patent rights are being amortized over a useful life of ten years. During the period ending December 31, 1999, the Company recorded amortization of $125.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses are being amortized over a useful life of ten years. Amortization of $11,004 was expensed in the six months ended June 30, 2000, and $22,505 in the year ended December 31, 1999. (See Note 9).

NOTE 5 - SHORT-TERM DEBT

Short-term notes payable consist of the following amounts for the dates shown:

                                                          June 30,  December 31,
                                                           2000        1999
                                                         ---------   ---------
Notes Payable to Related Parties:
    S. A. Resources Management Ltd.                      $  40,159   $  40,159
    Ideal Management Inc.                                      -0-      40,159
    Ninem                                                   41,379         -0-
    Tangle Creek Cattle Co.                                 86,876      86,876
    Pinnacle Quality Transportation Accessories Ltd.        14,547      14,547
                                                         ---------   ---------
                                    Subtotal               182,961     181,741
Notes Payable:
    Ian McIntyre                                            11,034         -0-
    Great Plains, Inc.                                     309,310     309,546
                                                         ---------   ---------
                    Total of short-term notes payable    $ 503,305   $ 491,287
                                                         =========   =========

The note to S.A. Resources Management Ltd., bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. (See Note 8).

The notes payable to Ideal Management Inc., Tangle Creek, and Great Plains, Inc. are unsecured, bear no interest and will be payable contingent on the Company making sufficient profit from operations and upon the resolution of its board of directors. It is anticipated that no payments will be made in the next year. Tangle Creek Cattle Co. is a related party. (See Note 8). As of June 30, 2000, the Company is currently finalizing an agreement to exchange 799,948 shares of common stock for the note payable to Great Plains, Inc. and 256,696 shares for the note payable to Tangle Creek.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 5 - SHORT-TERM DEBT (Continued)

The note with Pinnacle  Quality  Transportation  Accessories Ltd. was created in
the  normal  course  of  operations,   which  is  the  amount  of  consideration
established and agreed to by the related parties.

The note with Ninem, which bears no stipulated interest rate or specified terms of repayment is secured by accounts receivable and fixed assets.

As of June 30, 2000, the Company was owed $282,426 by PPI for inter-company borrowings which were eliminated in the consolidation.

NOTE 6 - LONG-TERM DEBT

Pinnacle Plastics Inc. has a Small Business Loan secured by a general security agreement covering inventory and equipment, assignment of insurance proceeds, and the limited personal guarantees of two directors. The loan is payable in monthly installments of $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004 and a principal balance of $148,402.

Principal repayments of long-term debt over the next five years as of June 30, 2000 for the periods ending as of December 31 are as follows:

                 2000         $17,304
                 2001         $34,606
                 2002         $34,606
                 2003         $34,606
                 2004         $27,280

NOTE 7 - COMMON STOCK

Upon incorporation, 10,000,000 shares of common stock were sold at $0.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reverse stock split of one share of common stock for every two shares held, reducing the Company's outstanding common stock to 5,000,000 shares. For the year ended December 31, 1998, the consolidated balance sheets and statements of operations and comprehensive loss have been restated reflecting the reverse stock split.

During the year ended December 31, 1999, the Company issued 620,000 common stock shares for cash at $0.10 per share. Common stock shares were also issued for the acquisition of subsidiary (PPI). A total of 2,000,000 shares were issued for the acquisition valued at $0.10 per share. (See Note 9).

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 7 - COMMON STOCK (Continued)

During the quarter ended March 31, 2000, the Company converted debt of $20,690 arising from operating expenses to 82,758 common stock shares.

NOTE 8 - RELATED PARTIES

The president of the Company is also the president and stockholder of Tangle Creek Cattle Co. and Ideal Management, Inc., both of which have, subsequent to 1998, advanced funds to the Company. Tangle Creek Cattle Co. advanced funds for the Company to acquire the inventory and equipment for the Company in return for a note payable. The Company occupies office space provided by Tangle Creek Cattle Co. (See Note 5).

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

NOTE 11 - INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards of approximately $360,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. The Company's Canadian subsidiary's losses of approximately $165,000, included in the above amount, may result in tax benefits in Canada.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease real property for a period of 2 years expiring in 2001. The future minimum lease payments as of June 30, 2000 for periods ending as of December 31, are as follows:


                         2000              $    9,123
                         2001                   3,635
                                           ----------
                                           $   12,758
                                           ==========

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

NOTE 14 - STOCK OPTIONS

In an October 1999 resolution, the Company's board of directors became authorized at its discretion to issue stock options on 760,000 common stock shares of the Company to board members, officers, and employees. As of June 30, 2000 there were no stock options issued. In the event that certain options are not issued by May 31, 2000, the authorization to issue shall be reduced by 210,000 shares. The other options must be issued sometime in the twelve to twenty-four months following the resolution.

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

During the 1st Quarter of 2000, Pinnacle was required to make minor modifications to its production line to overcome deficiencies. Production recommenced and a new shipment of product was delivered early in the 2nd Quarter of 2000. Production has again been shut down due to Cultec's failure to pay for the product and cancellation by Cultec of existing purchase orders. During the 2nd Quarter, Pinnacle's supplier of plastic sheet underwent modification to its production line and has been unable to provide plastic sheet to Pinnacle.

It is possible normal business relations with Cultec have been severed and Pinnacle is examining other products to produce for new clients. Pinnacle is continuing to negotiate with a distributor of storm and wastewater drainage products in the Pacific Northwest and United States, and collect accounts from Cultec.

Liquidity. The Registrant has been in the development stage since January 23, 1998 (inception). As of June 30, 2000, Registrant had not realized any profits from its planned operations. The Consolidated Statement of Cash Flows for the three-month period ended June 30, 2000 indicates an accumulated deficit of $445,427.00 compared to accumulated deficit of $362,269.00 for the corresponding period in 1999.

At June 30, 2000, the Registrant had total current assets of $136,521.00, compared to total current assets of $170,425.00 at March 31, 2000. The majority of which was represented by $80,785.00 in inventory; $9,340.00 in cash and cash equivalents; and $46,396.00 in receivables. At June 30, 2000, the Registrant had total current liabilities of $558,396.00, compared to total current liabilities of $564,009.00 at March 31, 2000. At March 31, 2000, total current liabilities exceeded total current assets by $393,584. At June 30, 2000, total current liabilities exceeded total current assets by $421,875.00.

The Registrant currently holds notes payable in the amount of $651,707.00, however, those notes are unsecured, bear no interest and are payable only upon Registrant's realization of sufficient profits or within 36 months, whichever occurs first. Alternatively, the Registrant may convert such debt to common shares of Registrant at its discretion.

In 1999, Registrant's subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), qualified and obtained a loan for $171,175 from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of loan and the Directors of the Registrant have personally guaranteed 25% of the loan. The loan will bear a floating interest rate of prime plus 2.5%, and has a 5-year term. The Registrant believes it will be able to meet its payment obligations with its current cash resources until revenue is produced.

Currently the Registrant's only source of liquidity is through the sale of its common stock and loans. The Registrant is actively seeking out the possibility of a merger or acquisition of revenue producing assets. The Registrant has curtailed its operations to reduce costs and to insure sufficient operational capital to continue operations into the 3rd Quarter of 2000. The Registrant is currently evaluating two acquisitions. The Registrant may be required to relinquish rights the Registrant would not otherwise relinquish to collaborative partners to maintain liquidity. No assurance can be given that funds will be available on acceptable terms to satisfy the cash needs of the Registrant.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities

In or about March 2000, the Registrant issued 82,758 shares of its common stock in settlement of $20,690.00 of debt and accounts payable. The Registrant's payables were reduced accordingly, and no commission was paid in this transaction. However, with the consent and collaboration of the debt holders the stock has not yet been issued and the contemplated transaction will be reconsidered by the Registrant and debtors in the 3rd Quarter.

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

Dated:   August __, 2000                MICRON ENVIRO SYSTEMS, INC.


                                        By:  /s/ Rodney Hope
                                             -----------------------------------
                                             Rodney Hope
                                        Its: President