Form 10QSB
period 2000-09-30
MICRON ENVIRO SYSTEMS INC
filed 2000-11-20
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM                  TO
                                            ------------------ ----------------

COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


NEVADA                                                          98-0202-944
(State or other        (Primary Standard Industrial           (I.R.S. Employer
jurisdiction of         Classification Code Number)          Identification No.)
incorporation
or organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2000, there were 7,702,758 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)

                               September 30, 2000

                                TABLE OF CONTENTS


ACCOUNTANT'S REVIEW REPORT                                                     1

FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                            2

        Consolidated Statements of Operations and Comprehensive Loss           3

        Consolidated Statement of Stockholders' Equity (Deficit)               4

        Consolidated Statements of Cash Flows                                  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     6

Board of Directors
Micron Enviro Systems, Inc.
Edmonton, Alberta
Canada

                           Accountant's Review Report

We have reviewed the accompanying consolidated balance sheets of Micron Enviro Systems, Inc. (a development stage company) as of September 30, 2000 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the nine months ended September 30, 2000, and for the period from January 23, 1998 (inception) through September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on January 23, 1998. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. Management's plans regarding those matters also are described in Note 2. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 13, 2000

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,       December 31,
                                                                                  2000                1999
                                                                               (unaudited)
                                                                              --------------      --------------
 ASSETS
      CURRENT ASSETS
          Cash                                                                  $   6,578             $  46,752
          Accounts receivable                                                      36,142                38,815
          Inventory                                                                67,266               137,351
          Prepaid expenses                                                           --                   1,194
          Notes receivable                                                          2,759                13,848
          Note receivable, related party                                            9,768                  --
          GST receivable                                                            4,592                  --
                                                                                ---------             ---------
              TOTAL CURRENT ASSETS                                                127,105               237,960
                                                                                ---------             ---------

      PROPERTY AND EQUIPMENT
          Machines and equipment                                                  171,117               164,442
          Molds                                                                    58,580                60,363
              Less accumulated depreciation                                       (29,376)              (18,442)

                                                                                ---------             ---------
              TOTAL PROPERTY AND EQUIPMENT                                        200,321               206,363
                                                                                ---------             ---------

      OTHER ASSETS
          Other assets                                                               --                   1,248
          Manufacturing and technical licenses                                    225,052               225,052
              Less accumulated amortization                                       (39,136)              (22,630)
                                                                                ---------             ---------

              TOTAL OTHER ASSETS                                                  185,916               203,670
                                                                                ---------             ---------


          TOTAL ASSETS                                                          $ 513,342             $ 647,993
                                                                                =========             =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable                                                      $  44,347             $  81,999
          Notes payable, related parties                                          182,961               181,741
          Note payable - Great Plains, Inc.                                       320,344               309,546
          Current portion of long-term debt                                         8,652                34,606
                                                                                ---------             ---------
              TOTAL CURRENT LIABILITIES                                           556,304               607,892
                                                                                ---------             ---------


      LONG-TERM LIABILITIES
          Other long-term debt                                                    131,133               131,691
                                                                                ---------             ---------
              TOTAL LONG-TERM LIABILITIES                                         131,133               131,691
                                                                                ---------             ---------


      COMMITMENTS AND CONTINGENCIES                                                  --                    --
                                                                                ---------             ---------


      STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock, 200,000,000 shares authorized,
              $.001 par value; 7,702,758 and 7,620,000 shares
              issued and outstanding, respectively                                  7,703                 7,620
          Additional paid-in capital                                              284,987               264,380
          Accumulated deficit during developmental stage                         (464,858)             (362,269)
          Other comprehensive income (loss)                                        (1,927)               (1,321)
                                                                                ---------             ---------
          TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                                  (174,095)              (91,590)
                                                                                ---------             ---------


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 513,342             $ 647,993
                                                                                =========             =========


        See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                          For the        For the        For the        For the       Period from
                                                        Three Months    Three Months   Nine Months    Nine Months   January 23, 1998
                                                           Ended          Ended          Ended          Ended       (Inception) to
                                                        September 30,  September 30,  September 30,  September 30,   September 30,
                                                           2000            1999           2000           1999            2000
                                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)     (unaudited)
                                                        -----------    -----------    -----------    -----------    -----------
REVENUES                                                $      --      $      --      $    27,955    $      --      $    66,457
COST OF GOODS SOLD                                             --             --           32,382           --           70,184
                                                        -----------    -----------    -----------    -----------    -----------
          GROSS PROFIT (LOSS)                                  --             --           (4,427)          --           (3,727)
                                                        -----------    -----------    -----------    -----------    -----------

EXPENSES
      General and administrative expenses                     1,495         20,500          6,164         29,980         30,284
      Office expense                                           --            7,000         11,095         10,801         66,458
      Professional services                                   9,719         61,611         43,327        127,667        191,397
      Research and development                                 --            7,810          5,632          7,810         71,929
      Travel expense                                           --             --            2,665         20,262         25,354
      Depreciation and amortization                           7,370          2,141         27,440          4,473         68,887
                                                        -----------    -----------    -----------    -----------    -----------
          TOTAL EXPENSES                                     18,584         99,062         96,323        200,993        454,309

OTHER INCOME AND EXPENSE
      Gain on sale of assets                                  2,674           --            2,674           --            2,674
      Interest income                                          --             --               81           --               81
      Miscellaneous income                                     --            6,911          5,153          6,911          5,153
      Interest expense                                       (3,521)          --           (9,747)          --          (14,730)
                                                        -----------    -----------    -----------    -----------    -----------
          TOTAL OTHER INCOME AND EXPENSES                      (847)         6,911         (1,839)         6,911         (6,822)

LOSS BEFORE INCOME TAXES                                    (19,431)       (92,151)      (102,589)      (194,082)      (464,858)

INCOME TAX                                                     --             --             --             --             --
                                                        -----------    -----------    -----------    -----------    -----------

NET LOSS                                                    (19,431)       (92,151)      (102,589)      (194,082)      (464,858)

OTHER COMPREHENSIVE LOSS
      Foreign currency translation gain (loss)                  (42)         3,170           (606)         3,170         (1,927)
                                                        -----------    -----------    -----------    -----------    -----------



NET COMPREHENSIVE LOSS                                  $   (19,473)   $   (88,981)   $  (103,195)   $  (190,912)   $  (466,785)
                                                        ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED
      NET LOSS PER COMMON SHARE                         $       000    $     (0.01)   $     (0.01)   $     (0.02)   $     (0.07)
                                                        ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED
      WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES OUTSTANDING                 7,702,758      7,620,000      7,684,367      7,684,361      6,528,547
                                                        ===========    ===========    ===========    ===========    ===========


        See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                 Common Stock                           Accumulated
                                              --------------------                    Deficit During      Other        Total
                                               Number                  Additional      Development    Comprehensive  Stockholders'
                                              of Shares      Amount  Paid in Capital      Stage          Income     Equity (Deficit)
                                              ---------   ---------  ---------------    ---------     ------------- ----------------
Balance, January 23, 1998 (Inception)              --     $    --      $    --          $    --         $    --      $    --

Issuance of common stock
      for cash at $0.002 per share            5,000,000       5,000        5,000             --              --         10,000

Loss for period ending, December 31, 1998          --          --           --            (35,050)           --        (35,050)
                                              ---------   ---------    ---------        ---------       ---------    ---------

Balance,  December 31, 1998                   5,000,000       5,000        5,000          (35,050)           --        (25,050)

Issuance of  common stock for cash
      at $0.10 per share                        620,000         620       61,380             --              --         62,000

Issuance of common stock for acquisition
      of subsidiary                           2,000,000       2,000      198,000             --              --        200,000

Net loss for year ended December 31, 1999          --          --           --           (327,219)           --       (327,219)

Foreign currency translation loss                  --          --           --               --            (1,321)      (1,321)
                                              ---------   ---------    ---------        ---------       ---------    ---------

Balance, December 31, 1999                    7,620,000       7,620      264,380         (362,269)         (1,321)     (91,590)

Issuance of common stock for conversion
      of accounts payable at $0.25 per share     82,758          83       20,607             --              --         20,690

Net loss for nine months ended
       September 30, 2000                          --          --           --           (102,589)           --       (102,589)

Foreign currency translation loss                  --          --           --               --              (606)        (606)

                                              ---------   ---------    ---------        ---------       ---------    ---------
Balance, September 30, 2000 (unaudited)       7,702,758   $   7,703    $ 284,987        $(464,858)      $  (1,927)   $(174,095)
                                              =========   =========    =========        =========       =========    =========

        See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the         For the         Period from
                                                                                    Nine Months     Nine Months    January 23, 1998
                                                                                       Ended           Ended         (Inception) to
                                                                                   September 30,   September 30,     September 30,
                                                                                       2000            1999             2000
                                                                                    (unaudited)     (unaudited)      (unaudited)
                                                                                     ---------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                       $(102,589)      $(194,082)      $(464,858)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation and amortization                                             27,440           4,473          68,887
              Stock issued for accounts payable                                         20,690            --            20,690
              (Increase) decrease in accounts receivable                                 2,673         (21,282)        (36,142)
              (Increase) decrease in prepaid expenses                                    1,194          (3,900)           --
              (Increase) decrease  in inventory                                         56,566        (108,562)        (67,766)
              (Increase) decrease  in receivables                                        6,497         (16,654)       (280,121)
              Increase (decrease)  in accounts payable                                 (37,652)          1,882          44,347
              Increase (decrease)  in loans payable                                       --              --            14,547
              Expenses paid by note payable                                               --              --               820
              Gain on sale of assets                                                    (2,674)           --            (2,674)
                                                                                     ---------       ---------       ---------
      Net cash used in operating activities                                            (27,855)       (338,125)       (702,270)
                                                                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Organizational costs                                                                --              --              (375)
      Proceeds from sale of assets                                                       8,565            --             8,565
      Equipment purchased                                                               (5,784)       (172,923)       (227,023)
      Manufacturing and technical licenses purchased                                      --           (22,927)        (25,052)
                                                                                     ---------       ---------       ---------
      Net cash used in investing activities                                              2,781        (195,850)       (243,885)
                                                                                     ---------       ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances on related notes payable                                                  1,220            --           297,650
      Issuance of long-term debt                                                          --              --           172,065
      Payment on long-term debt                                                        (26,512)           --           (32,280)
      Proceeds on notes payable                                                         10,798         558,581         428,724
      Payments on notes payable                                                           --           (18,654)         13,848
      Proceeds from sale of common stock                                                  --            62,000          72,000
                                                                                     ---------       ---------       ---------
      Net cash provided by financing activities                                        (14,494)        601,927         952,007
                                                                                     ---------       ---------       ---------

Change in cash                                                                         (39,568)         67,952           5,853

Adjustment for foreign currency                                                           (606)          3,170             725

Cash, beginning of period                                                               46,752            --              --
                                                                                     ---------       ---------       ---------

Cash, end of period                                                                  $   6,578       $  71,122           6,578
                                                                                     =========       =========       =========


Interest paid                                                                        $   9,747       $    --         $   9,747
                                                                                     =========       =========       =========
Income taxes paid                                                                    $    --         $    --         $    --
                                                                                     =========       =========       =========

NON-CASH TRANSACTIONS:
      Stock issued for accounts payable                                              $  20,690       $    --         $  20,690
      Note receivable issued to related party for inventory, equipment, and              9,768            --             9,768
          other asset
      Stock exchanged for manfacturing and technical licenses
          of subsidiary                                                                   --           200,000         200,000
      In December 1998, the Company acquired the technology and
          product  lines  being  developed  from  another  party  as part of the following non-cash transaction:
      Note issued for purchase of property and equipment                                  --              --            18,654
      Inventory                                                                           --              --            13,018
      Property, plant and equipment                                                       --              --             3,567
      Intangible assets                                                                   --              --             1,248
      Accounting and legal expenses charged to operations                                 --              --               821

        See accountant's review report and notes to financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

As of September 30, 2000, the Company was still in the development stage and had not commenced full commercial production, although its subsidiary had minimal revenues.

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

Development Stage Activities

The Company has been in the development stage since its formation in January 1998. It is primarily engaged in developing and marketing a re-usable, non-mechanical electro-static air filter and a cleaning mitt for household purposes. The Company's subsidiary, PPI has been in the development stage since its formation in February 1999 and is expected to manufacture plastic storm and waste water recharging chamber systems.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

As shown in the accompanying financial statements, the Company incurred a net loss of $19,431 for the quarter ended September 30, 2000, and an accumulated deficit from inception of $464,858. At September 30, 2000, the Company has negative working capital and negative net worth. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring a number of opportunities for development of its current product lines, and plans to extend the market for its products and to expand and diversify production during the year 2000. Management registered this Company with the Securities and Exchange Commission in 1999 and is exploring additional equity investments and debt financing in 2000.

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements as of and for the nine months ended September 30, 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000, nor at December 31, 1999.

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

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in the consolidation.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Segment Reporting

The Company does not utilize segment information at this time as defined by SFAS
131. Currently, the Company is operating as a holding Company with one operating subsidiary. All corporate entities are located in Canada.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2000 was $27,440, and $18,442 for the year ended December 31, 1999. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:

               Equipment                                   5 - 10 years
               Trailers                                        4 years
               Molds and dies                               3 - 4 years
               Small tools                                     2 years

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1,248 from Dust Check Filters, Inc. These pre-patent rights are being amortized over a useful life of ten years. During the period ending December 31, 1999, the Company recorded amortization of $125. During the period ended September 30, 2000, these pre-patent rights were sold to a related party. See Note 8.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses are being amortized over a useful life of ten years. Amortization of $16,506 was expensed in the nine months ended September 30, 2000, and $22,505 in the year ended December 31, 1999. (See Note
9).

NOTE 5 - SHORT-TERM DEBT

Short-term notes payable consists of the following:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------  -----------
Notes Payable to Related Parties:
    S. A. Resources Management Ltd.                       $ 40,159     $ 40,159
    Ideal Management Inc.                                       --       40,159
    Ninem                                                   41,379           --
    Tangle Creek                                            86,876       86,876
    Pinnacle Quality Transportation Accessories Ltd.        14,547       14,547
                                                          --------     --------
                    Subtotal                               182,961      181,741
Notes Payable to Unrelated Parties:
    Ian McIntyre                                            11,034           --
    Great Plains, Inc.                                     309,310      309,546
                                                          --------     --------
                    Total of short-term notes payable     $503,305     $491,287
                                                          ========     ========


The note to S.A. Resources Management Ltd., bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. (See Note 8).

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 5 - SHORT-TERM DEBT (Continued)

The notes payable to Ideal Management Inc., Tangle Creek, and Great Plains, Inc. are unsecured, bear no interest and are payable contingent on the Company making sufficient profit from operations and upon the resolution of its board of directors. It is anticipated that no cash payments will be made in the next year. Tangle Creek Cattle Co. is a related party. (See Note 8). As of September 30, 2000, the Company is currently finalizing an agreement to exchange 799,948 shares of common stock for the note payable to Great Plains, Inc. and 256,696 shares for the note payable to Tangle Creek.

The note with Pinnacle Quality Transportation Accessories Ltd. was created in the normal course of operations, which is the amount of consideration established and agreed to by the related parties.

The note with Ninem, bearing no interest or specified terms of repayment, is secured by accounts receivable and fixed assets.

As of September 30, 2000, Micron was owed $283,926 by PPI for inter-company borrowings which were eliminated in the consolidation.

NOTE 6 - LONG-TERM DEBT

Pinnacle Plastics Inc. has a Small Business Loan secured by a general security agreement covering inventory and equipment, assignment of insurance proceeds, and the limited personal guarantees of two directors. The loan is payable in monthly installments of $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004 and a principal balance of $139,785.

Principal repayments of long-term debt over the next five years as of September 30, 2000 are as follows:

                          2000      $ 8,652
                          2001      $34,606
                          2002      $34,606
                          2003      $34,606
                          2004      $27,309

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

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

NOTE 8 - RELATED PARTIES

The president of the Company is also the president and stockholder of Tangle Creek Cattle Co. and Ideal Management, Inc., both of which have, subsequent to 1998, advanced funds to the Company. Tangle Creek Cattle Co. advanced funds to acquire the inventory and equipment for the Company in return for a note payable. The Company occupies office space provided by Tangle Creek Cattle Co. During the period ended September 30, 2000, Tangle Creek reacquired the pre-patent rights, equipment, and inventory for $8,565 cash and a non-interest bearing note receivable for $9,768.

S. A. Resources Management Ltd. is a company in which the President of PPI has a significant interest, but less than majority. (See Note 5).

Pinnacle Quality Transportation Accessories Ltd. is a company in which a director of PPI has a significant interest, but less than majority. (See Note
5).

NOTE 9 - ACQUISITION OF PINNACLE PLASTICS, INC.

In March 1999, the Company acquired all of the outstanding common stock of the recently formed Pinnacle Plastics, Inc. (PPI) in exchange for 2,000,000 shares of its common stock valued at $0.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any sales, revenues or earnings prior to the combination. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses held by PPI. These rights grant PPI the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management has determined that the value of this manufacturing and licensing agreement is to be amortized over ten years.

                           MICRON ENVIRO SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 10 - INCOME TAX

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease real property for a period of 2 years expiring in 2001. The future minimum lease payments as of September 30, 2000 are as follows:

                     2000          $    4,561
                     2001               3,635
                                     --------
                                      $ 8,196
                                     ========


In addition to the above, the Company is also committed to pay its pro rata share of operating expenses related to the lease.

NOTE 12 - SUBSEQUENT EVENTS

The Company announced plans to exchange 799,948 shares of common stock for the note payable to Great Plains, Inc. and 256,696 shares for the note payable to Tangle Creek.

Also, the Company announced plans to exchange 41,936 shares of common stock for subsidiary debt of $21,604, less credit for a note receivable of $11,078 on the Company's books.

NOTE 13 - STOCK OPTIONS

In a resolution of the Board of Directors in October 1999, at its discretion the Board may issue stock options on 760,000 common stock shares of the Company to board members, officers, and employees. As of September 30, 2000 there were no stock options issued. In the event that certain options are not issued timely, the authorization to issue shall be reduced by 210,000 shares. The other options must be issued sometime in the twelve to twenty-four months following the resolution.

Item 2. Management's Discussion and Analysis or Plan of Operation

We were originally incorporated for the purposes of manufacturing low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting its due diligence, we decided to shift the focus of its business. We have completed the research and development of technology designed to recycle hydraulic oil. We are currently conducting a market analysis and feasibility study regarding that technology.

On or about December 24, 1998, pursuant to a loan agreement, we conditionally acquired from Tangle Creek Cattle Co., a Canadian corporation ("Tangle Creek"), all of the assets including, but not limited to, all of the equipment and inventory of Dustcheck Filters, Inc. ("Dustcheck"). Tangle Creek had previously purchased those assets from the judicially appointed Receiver/Manager of Dustcheck. By separate agreement, we acquired the right to technology and intellectual property relating to a re-usable, non-mechanical electro-static air filter ("Filter") that cleans and sanitizes circulated air at the supply point of a building's heating, ventilating, or air conditioning system. The Filter is comprised of a filter membrane encased in a plastic from and capable of removing dust and dust particulate, molds, fungi, and bacteria that have a particular negative impact on individuals suffering from asthma and allergies. We have also researched and developed an all-purpose cleaning mitt ("Mitt").

We currently utilize former staff of Dustcheck as consultants. In conjunction with these consultants, we are in the process of finalizing patent applications and developing a marketing strategy and distribution for both the Filter and the Mitt.

Our Subsidiary. In or about March, 1999, we issued 2,000,000 shares of its $.001 par value common stock to Shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("Pinnacle"), in exchange for 2,000,000 shares of Pinnacle's common stock. The 2,000,000 shares of Pinnacle stock represented, at the time, 100% of the issued and outstanding common stock of Pinnacle. Pinnacle is now our wholly-owned subsidiary.

Plan of Operation. Although we are continuing to pursue the marketing and sale of the Filter and Mitt as well as the marketing of the oil recycling technology, our immediate focus will involve the production, through Pinnacle, of plastic septic and wastewater drainage chambers.

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

Traditionally, Cultec products have been manufactured through thermoforming. Thermoforming requires the use of relatively high heat and expensive machinery including vacuum suction equipment and high cost molds and dies. These costs are reflected in the price of the product from Cultec's manufacturers. We hope that Pinnacle, through a new patented process of plastic forming, will become the low-cost manufacturer of Cultec products in North America. Pinnacle derives its cost advantage from the new patented technology which allows plastic to be formed at considerably lower temperatures utilizing regrind and recycled plastic, without expensive thermoforming equipment.

Pinnacle, as licensee, has received from the patent holders, assurance that Pinnacle holds an exclusive position in Canada and the United States to utilize the technology in relation to the requirements of Cultec. A number of prototypes have already been manufactured by Pinnacle and approved by Cultec as meeting or exceeding their specifications.

Cultec is the primary producer of plastic septic and waste storm water systems. We believe that our main competition will be from conventional pipe/gravel and concrete systems. We believe that the unique design and features of the Cultec drainage systems offers it a competitive advantage over its competition. We believe that the Cultec products outperform older methods of drainage, are less expensive to transport and install and save on labor costs. Last year, Cultec sold approximately 900,000 drainage chambers in the United States and Canada and expects to increase that output in 2000.

Pinnacle, with our financial support, completed fabrication of its manufacturing equipment and molds and has installed the equipment in a manufacturing facility in Edmonton, Alberta, Canada. The manufacturing facility is located adjacent to the premises of RPC Manufacturing Inc. RPC is the primary supplier of plastic sheet used by Pinnacle to form and manufacture the drainage chambers.

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

Liquidity. We have been in the development stage since January 23, 1998 (inception). As of September 30, 2000, we had not realized any profits from our planned operations. The Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2000 indicates a net loss of $102,589.00 compared to net loss of $194,082.00 for the corresponding period in 1999.

At September 30, 2000, we had total current assets of $127,105.00, compared to total current assets of $136,521.00 at June 30, 2000. The majority of the assets recorded at September 30, 2000, consisted of $67,266.00 in inventory; 6,578.00 in cash and cash equivalents; and $34,142.00 in accounts receivables. At September 30, 2000, we had total current liabilities of $556,304.00, compared to total current liabilities of $558,396.00 at June 30, 2000. At June 30, 2000, total current liabilities exceeded total current assets by $421,875.00. At September 30, 2000, total current liabilities exceeded total current assets by $429,199.00.

For the three-month period ended September 30, 2000, our financial statements show total expenses in the amount of $18,584.00 compared to $99,062.00 for the corresponding period in 1999.

We currently hold notes payable in the amount of $651,707.00, however, those notes are unsecured, bear no interest and are payable only upon Registrant's realization of sufficient profits or within 36 months of the date appearing on each note, whichever occurs first. Alternatively, we may convert such debt to shares of our common stock at our sole and absolute discretion. We are currently negotiating with Tangle Creek and Great Plains, Inc., both note holders, to convert the note payables to shares of our common stock.

In 1999, our subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), qualified and obtained a loan for $171,175.00 from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of loan and our directors have personally guaranteed 25% of the loan. The loan will bear a floating interest rate of prime plus 2.5%, and has a 5-year term. We believe we will be able to meet its payment obligations with its current cash resources until revenue is produced.

Currently our only source of liquidity is through the sale of our common stock and loans. We are actively seeking out the possibility of a merger or acquisition of revenue producing assets. We have curtailed our operations to reduce costs and to insure sufficient operational capital to continue operations into the Fourth Quarter of 2000. We may be required to relinquish rights we would not otherwise relinquish to collaborative partners to maintain liquidity. No assurance can be given that funds will be available on acceptable terms to satisfy the cash needs of the Registrant.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities

None

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

Dated:  November __, 2000            MICRON ENVIRO SYSTEMS, INC.


                                     By: /s/ Rod Hope
                                        ---------------------------------------
                                        Rod Hope

                                        Its:   President