Form 10KSB
period 2000-12-31
MICRON ENVIRO SYSTEMS INC
filed 2001-05-17
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                              ---------------    ---------------

                           Micron Enviro Systems, Inc.
             (Exact name of registrant as specified in its charter)

Nevada                                                               98-0202-944
                                                                     -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17920-105 Avenue, Suite 200, Edmonton, Alberta, Canada                   T5S 2H5
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (780) 414-1525
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act:


  Title of Each Class:               Name of Each Exchange on which Registered:


         None                                          None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )


State issuer's revenues for its most recent fiscal year. $0


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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 2000, there were 7,702,703 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Development.  We were originally incorporated on January 23, 1998.

Our executive offices are located at 17920-105 Avenue, Suite 200, Edmonton, Alberta, Canada T5S 2H5. Our telephone number is 780.414.1525.

Our Business. We were originally incorporated for the purposes of manufacturing low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting our due diligence, we decided to shift the focus of our business. We then completed the research and development of technology designed to recycle hydraulic oil. We also completed a market analysis and feasibility study regarding the recycling of hydraulic oil. We then determined that it was not in the best interests of the Company or its shareholders to conduct this type of business.

After completing our due diligence, on or about December 24, 1998, pursuant to a loan agreement, we acquired from Tangle Creek Cattle Co., a Canadian corporation ("Tangle Creek"), all of the assets including, but not limited to, all of the equipment and inventory of Dustcheck Filters, Inc. ("Dustcheck"). By separate agreement, we acquired the right to technology and intellectual property relating to a re-usable, non-mechanical electro-static air filter ("Filter") that cleans and sanitizes circulated air at the supply point of a building's heating, ventilating, or air conditioning system. We also researched and developed an all-purpose cleaning mitt ("Mitt").

However, after we completed a feasibility and market analysis of the air filter project, we made the decision that the air filter project was not commercially viable and we sold back to Tangle Creek all the assets we acquired from Tangle Creek, including, but not limited to, all of the equipment and inventory of Dustcheck. In exchange for such assets, Tangle Creek paid us an ageed upon amount of cash and we are holding a note receivable for $9,768.00 as of December 31, 2000.

Our Subsidiary. In or about March, 1999, we issued 2,000,000 shares of its $.001 par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("Pinnacle"), in exchange for 2,000,000 shares of Pinnacle's common stock.

Our primary marketing focus was to be on the drainage chambers produced by Pinnacle. Pinnacle had developed a process for the manufacturing of plastic drainage chambers in conjunction with a United States distributor which holds patents on chamber designs. Through Pinnacle, we designed and built the manufacturing equipment necessary to produce plastic drainage chambers. Unfortunately, Pinnacle was unable to manufacture the chambers which met the requirements of the United States distributor. Following several unsuccessful attempts to renegotiate standards and after several production runs, Pinnacle failed to achieve a standard acceptable to the United States distributor and was forced to abandon further production of the drainage chambers.

The facilities and equipment used for the production of the chambers has been dismantled and Pinnacle has sold all inventory. Pinnacle is actively seeking other plastic products capable of commercial manufacture. Our subsidiary does not have any employees.

Our Future Plans. Our strategy for growth is substantially dependent upon our ability to raise additional capital and market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, will compete with us, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute products on acceptable terms, or at all. Our failure to market products successfully could have a material adverse effect on our business, financial condition or results of operations. We are in the process of reviewing several proposals for new business opportunities, including, but not limited to, possible equity participation in the development of oil and gas properties.

Employees. We do not currently have any employees. Due to our lack of funding, we anticipate that we will require very few, if any, employees during the next fiscal year. Therefore, we do not anticipate any material change in the number of employees during the next 12 months.

Item 2.  Description of Property.
---------------------------------

Our Property. As of the dates specified in the following table, we held the following property:


==================================== ================= =======================
Property                             December 31, 2000 December 31, 1999
------------------------------------ ----------------- -----------------------
Cash and Equivalents                 $  246.00         $   3,797.00
------------------------------------ ----------------- -----------------------
Machines and Equipment               0                 $   1,954.00
------------------------------------ ----------------- -----------------------
Molds                                0                 $   1,784.00
------------------------------------ ----------------- -----------------------
Manufacturing and Technical Licenses 0                 $ 225,052.00
==================================== ================= =======================

We currently do not have any facilities.On December 20, 2000, Pinnacle Plastics, Inc., discontinued its operations.

Item 3.  Legal Proceedings.
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

Our subsidiary's inability to pay back funds borrowed from an institutional lender could potentially lead to litigation.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not Applicable

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission ("SEC"). We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "MSEV". Our symbol was recently appended with an "E" because we were late in filing this Form 10KSB. The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to

Yahoo!Finance over the last 52-week period, our common stock had a low bid price of $0.0625 per share and a high bid price of $0.51 per share. The bid price is currently approximately $0.34 per share.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that could be sold pursuant to Rule 144 pursuant to the Securities Act of 1933 or that we have agreed to register under the Securities Act of 1933 for sale by security holders.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o  a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o  the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of
------------------------------------------------------------------------------
Operation.
-----------

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We have not realized any revenue from operations. The Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2000 indicate a net loss of $489,020.00, compared to a net loss of $302,882.00 for the fiscal year ended December 31, 1999.

We cannot predict when, and if, we will realize positive revenue.

For the year ended December 31, 1999, we had total expenses of $143,222.00. For the year ended December 31, 2000, we had total expenses of $63,297.00. The decrease resulted primarily from decreases in costs associated with: general and administrative, professional services, travel expense and research and development. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We do currently hold short-term notes payable in the amount of $469,629.00 (See Note 6 of the accompanying financial statements for further details).

As of December 20, 2000, our subsidiary, Pinnacle Plastics, Inc. has discontinued its operations. The December 31, 1999 financial statements have been restated to conform to the current year presentation. This restatement accumulated assets and liabilities into net assets of discounted operations of $104,118 at December 31, 1999 and net liabilities of discontinued operations of $146,005 at December 31, 2000. (See Note 10 of the accompanying financial statement for further details.)

Our subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), obtained a loan with a current principal balance of $138, 096.00 from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of the loan and our directors have personally guaranteed 25% of the loan. The loan bears a floating interest rate of prime plus 2.5% and has a 5-year term. The loan is payable in monthly installments of $2,884.00 per month plus interest accrued (see Note 7 of the accompanying financial statements for further details). We cannot guarantee that we will be able to meet the payment obligations with our current cash resources. We will seek purchasers for the equipment owned by our subsidiary in an effort to raise the necessary funds to pay our subsidiary's debt. We will also continue to pursue any of our subsidiary's accounts receivable in an effort to raise additional funds.

Results of Operations. We have not realized any significant revenue from operations, nor do we expect to in the foreseeable future. Our only source of liquidity in the next 12 months will be the sale of our securities. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation. We have not received any significant revenue from operations during any of the three fiscal years immediately prior to the filing of this Annual Report on Form 10KSB. We currently have cash reserves of $246.00, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Annual Report on Form 10KSB. We intend to raise additional financing through private offerings of our common stock. We will offer such stock for sale only after we have identified a viable business opportunity. We have aligned ourselves with an United States oil and gas prospect consultant and a Canadian private oil and gas producer in order to evaluate certain specific oil and gas exploration projects. We will use the capital raised from such activities to finance future business activities.

We also intend to explore the availability of plastic product manufacturing in the hope that we can utilize Pinnacle's existing equipment and technical knowledge. However, if we are unable to identify viable projects, we may be forced to sell Pinnacle's production equipment.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot estimate when we will begin to realize any revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Our Plan of Operations For Next 12 Months. We plan to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas producing properties, although we have not yet identified any specific interests. We believe our current cash resources are sufficient to allow us to complete the task of identifying other business opportunities. However, we cannot guaranty that we will be able to successfully locate a viable business opportunity. Our failure to locate a viable business opportunity will significantly affect our ability to continue our operations.

Risks Associated with Operations and Expansion. As discussed above, we hope to enter into arrangements whereby we will acquire equity interests in oil and gas properties. However, there are certain risks associated with the oil and gas business, including, but not limited to, severe fluctuations in oil and gas prices, strict regulatory requirements, uncertainty of oil and gas reserves and severe market fluctuations. Moreover, there are also certain risks associated with the production of plastic products, including, but not limited to, fluctuations in currency values. There can be no assurance that such fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

Item 7.  Financial Statements
-----------------------------


To the Board of Directors and Stockholders
Micron Enviro Systems, Inc.
Edmonton, Alberta
Canada


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Micron Enviro Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the December 31, 1999 financial statement of the wholly owned subsidiary. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the subsidiary for the year then ended December 31, 1999, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. and subsidiary, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the financial statements, certain errors resulting in overstatement of previously reported inventory, note payable and cost of goods sold as of December 31, 1999, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to decrease the net accumulated deficit as of December 31, 1999, to correct the error.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 29, 2001

                           MICRON ENVIRO SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,      December 31,
                                                                   2000              1999
                                                                ------------      ------------
ASSETS
     CURRENT ASSETS
        Cash                                                 $          246    $        3,797
        Inventory                                                         -            13,018
        Notes receivable                                                  -            13,848
        Notes receivable from related party                           9,768                 -
                                                                ------------      ------------
                                                                ------------      ------------
           Total Current Assets                                      10,014            30,663
                                                                ------------      ------------

     PROPERTY AND EQUIPMENT
        Machines and equipment                                            -             1,954
        Molds                                                             -             1,784
        Less: accumulated depreciation                                    -              (966)
                                                                ------------      ------------
           Total Property and Equipment                                   -             2,772
                                                                ------------      ------------

     OTHER ASSETS
        Other assets                                                      -             1,248
        Manufacturing and technical licenses                              -           225,052
        Less: accumulated amortization                                    -           (22,630)
                                                                ------------      ------------
                                                                ------------      ------------
           Total Other Assets                                             -           203,670
                                                                ------------      ------------

        NET ASSETS OF DISCONTINUED OPERATIONS                             -           104,118
                                                                ------------      ------------

        TOTAL ASSETS                                         $       10,014    $      341,223
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
        Accounts payable                                     $        8,141    $       12,064
        Notes payable                                                15,881                 -
        Notes payable to related parties                             64,848            62,060
        Note payable-Great Plain, Inc.                              334,362           334,362
                                                                ------------      ------------
           Total Current Liabilities                                423,232           408,486
                                                                ------------      ------------

        NET LIABILITIES OF DISCONTINUED OPERATIONS                  137,854                 -
                                                                ------------      ------------

     COMMITMENTS AND CONTINGENCIES                                        -                 -
                                                                ------------      ------------

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, 200,000,000 shares authorized,
           $.001 par value; 7,702,758 and 7,620,000 shares
           issued and outstanding, respectively                       7,703             7,620
        Additional paid-in-capital                                  284,987           264,380
        Accumulated deficit                                        (826,952)         (337,932)
        Other comprehensive income (loss)                           (16,810)           (1,331)
                                                                ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                      (551,072)          (67,263)
                                                                ------------      ------------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIT)                    $       10,014    $      341,223
                                                                ============      ============

                                                                          -                 -




The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                            For the Years Ended
                                             --------------------------------------------------
                                                 December 31,                December 31,
                                                     2000                        1999
                                             ----------------------     -----------------------

REVENUES                                   $                     -    $                      -
COST OF GOODS SOLD                                               -                           -
                                             ----------------------     -----------------------
         GROSS PROFIT                                            -                           -
                                             ----------------------     -----------------------

EXPENSES
     General and administrative                              4,225                      14,904
     Professional services                                  36,286                      76,451
     Travel expense                                              -                      10,552
     Research and development                                    -                      17,719
     Bad debt expense                                            -                           -
     Spoilage                                                    -                           -
     Depreciation and amortization                          22,786                      23,596
                                             ----------------------     -----------------------
         TOTAL EXPENSES                                     63,297                     143,222
                                             ----------------------     -----------------------

LOSS FROM OPERATIONS                                       (63,297)                   (143,222)

OTHER INCOME (EXPENSE)
     Loss on impairment of assets                         (159,280)                          -
     Loss on sale of assets                                (22,000)                          -
     Miscellaneous income                                        -                           -
     Interest expense                                            -                        (230)
                                             ----------------------     -----------------------
         TOTAL OTHER EXPENSE                              (181,280)                       (230)
                                             ----------------------     -----------------------

LOSS BEFORE INCOME TAXES                                  (244,577)                   (143,452)

INCOME TAX                                                       -                           -
                                             ----------------------     -----------------------

NET LOSS FROM CONTINUING OPERATIONS                       (244,577)                   (143,452)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations,
         net of income tax benefits                       (244,443)                   (159,430)
                                             ----------------------     -----------------------

NET LOSS                                                  (489,020)                   (302,882)

OTHER COMPREHENSIVE LOSS
     Foreign currency translation loss                     (15,479)                     (1,331)
                                             ----------------------     -----------------------

NET COMPREHENSIVE LOSS                     $              (504,499)   $               (304,213)
                                             ======================     =======================

NET LOSS PER COMMON SHARE,
     Net loss from continuing operations   $                 (0.03)   $                  (0.02)
     Loss from discontinued operaitons                       (0.03)                      (0.02)
                                             ----------------------     -----------------------
     BASIC AND DILUTED                     $                 (0.06)   $                  (0.04)
                                             ======================     =======================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                                   7,682,027                   6,965,000
                                             ======================     =======================






The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                               Common Stock
                                          ----------------------                               Other         Total
                                           Number                 Additional   Accumulated  Comprehensive  Stockholders'
                                          of Shares   Amount    Paid in Capital Deficit        Income      Equity (Deficit)
                                          --------- ------------ ------------ ------------- ------------- -------------
Balance,  January 1, 1999                 5,000,000 $     5,000  $     5,000  $    (35,050) $          -  $    (25,050)
                                          ---------   ----------   ----------   -----------   -----------   -----------
Issuance of  common stock for cash
     at $0.10 per share                    620,000          620       61,380             -             -        62,000

Issuance of common stock for acquisition
     of subsidiary at $0.10 per share     2,000,000       2,000      198,000             -             -       200,000

Net loss, December 31, 1999                      -            -            -      (302,882)            -      (302,882)

Foreign currency translation loss                -            -            -             -        (1,331)       (1,331)

                                          ---------   ----------   ----------   -----------   -----------   -----------
Balance, December 31, 1999                7,620,000       7,620      264,380      (337,932)       (1,331)      (67,263)

Issuance of common stock for conversion
     of accounts payable at $0.25 per share 82,703           83       20,607             -             -        20,690

Net loss, December 31, 2000                      -            -            -      (489,020)            -      (489,020)

Foreign currency translation loss                -            -            -             -       (15,479)      (15,479)
                                          ---------   ----------   ----------   -----------   -----------   -----------

Balance, December 31, 2000                7,702,703 $     7,703  $   284,987  $   (826,952) $    (16,810) $   (551,072)
                                          =========   ==========   ==========   ===========   ===========   ===========




The accompanying notes are an integral part of these financial statements.

                                        MICRON ENVIRO SYSTEMS INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended
                                                                         ----------------------------------
                                                                          December 31,       December 31,
                                                                              2000               1999
                                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                        $       (489,020)  $       (302,882)
       Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation and amortization                                          22,786             23,596
          Stock issued for accounts payable                                      20,690                  -
          Loss on impairment of assets                                          209,537                  -
          Loss on sale of assets                                                 36,028                  -
          Increase (decrease)  in accounts payable                              (12,064)           (14,920)
          Gain (loss) from discontinued operations                              159,137           (153,715)
                                                                         ---------------    ---------------
    Net cash used in operating activities                                       (52,906)          (447,921)
                                                                         ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Equipment                                                                      -             (2,022)
       Investments in discontinued operations                                         -           (212,320)
                                                                         ---------------    ---------------
    Net cash used in investing activities                                             -             (2,022)
                                                                         ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in related party notes payable                                (11,759)                 -
       Proceeds from notes payable                                                4,655            309,546
       Proceeds from sale of common stock                                             -             62,000
       Financing from discontinued operations                                    28,983            126,480
                                                                         ---------------    ---------------
    Net cash used in financing activities                                         21,879           498,026
                                                                         ---------------    ---------------

Change in cash                                                                  (31,027)            48,083

Adjustment for foreign currency                                                 (15,479)            (1,331)

Cash, beginning of period                                                        46,752                  -
                                                                         ---------------    ---------------

Cash, end of period                                                    $            246   $         46,752
                                                                         ===============    ===============


Supplemental cash flow disclosures:
    Interest paid                                                      $         12,138   $          4,983
                                                                         ===============    ===============

    Income taxes paid                                                  $              -   $              -
                                                                         ===============    ===============

Non-cash transactions:
    Stock issued in exchange of accounts payable                       $         20,690                  -
    Stock exchanged for manfacturing and technical licenses
    of subsidiary                                                      $              -   $        200,000


The accompanying notes are an integral part of these financial statements.

                          MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2000




NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter "the Company"), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil. The Company redirected its assets to acquiring an existing high tech manufacturing business. In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.). During the quarter ending September 30, 2000, these assets were sold to a related party. See Note 9.

The name change to Micron Enviro Systems, Inc. was effective on January 22,1999.

The Company maintains an office in Edmonton, Alberta, Canada.

On March 11, 1999, the Company acquired Pinnacle Plastics, Inc. as a wholly owned subsidiary. Pinnacle Plastics Inc. (PPI) was incorporated in February 1999 under the Business Corporations Act of Alberta and commenced operations in the month of February 1999. PPI manufactured plastic storm and wastewater recharging chamber systems. PPI has exclusive and enduring rights to technology for the forming of the plastic chamber systems and has developed machinery to make use of the new technology. As of December 31, 2000, these rights to technology were impaired. The subsidiary has ceased producing these systems and the Company is currently identifying other possible operations for the subsidiary.

As of December 31, 2000, the Company was dormant as all subsidiary activity was abandoned. Management is currently exploring new business opportunities.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Micron Enviro Systems, Inc. is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Going Concern (continued)
-------------------------
As shown in the accompanying financial statements, the Company incurred a net loss of $489,020 and $302,882 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Company had negative working capital and negative net worth. The Company's management is currently exploring new business opportunities which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring opportunities to expand in the oil business. Management registered the Company with the Securities and Exchange Commission in 1999 and is exploring additional equity investments and debt financing for 2001.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding at December 31, 2000.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk
---------------------
The Company maintains its cash accounts in one commercial bank in Edmonton, Alberta, Canada. The Company's cash accounts are business checking accounts maintained in Canadian and U.S. dollars, which totaled $246. Of this total, $196 was in U.S. dollars and is not insured.

Compensated Absences
--------------------
As the Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash and payables approximate their fair value.

Impaired Asset Policy
---------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. The Company has made adjustments to the carrying value of its assets at December 31, 2000.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation.

Research and Development
------------------------
Research costs are expensed as incurred. Development costs are also expensed unless they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized to operations over a maximum period of three years from the date of completion of the project. Costs are reduced by government grants and investment tax credits where applicable.

Reclassification
----------------
The reclassification of expenses in the financial statements has resulted in certain changes in presentation which have no effect on the reported net losses or shareholders' equity for December 31, 2000 and December 31, 1999, or the years then ended.

Revenue Recognition
-------------------
Revenues and cost of revenues are recognized when services and products are furnished or delivered. At December 31, 2000, revenues of $27,955 were realized or recognized by the Company or its subsidiary.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by SFAS
131. Currently, the company is operating as a holding company with one operating subsidiary all located in Canada.

Translation of Foreign Currency
-------------------------------
Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets and liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Use of Estimates
----------------
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 INVENTORIES

Inventories of raw materials are valued at the lower of cost (first-in, first-out method) or replacement cost. Inventories of work in process and finished goods are valued at the lower of cost (including appropriate overhead) or net realizable value less normal profit margin. The Company had the following inventories that consisted of:

                                              December 31,
                                   ----------------------------------
                                        2000                1999
                                   ---------------     --------------
        Finished goods             $            -      $       13,018

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the year ended December 31, 2000 and 1999 was $30,240 and $18,442, respectively. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:

                  Equipment                                5 - 10 years
                  Trailers                                      4 years
                  Molds and dies                            3 - 4 years
                  Small tools                                   2 years

NOTE 5 - INTANGIBLE ASSETS

During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1,248 from Dust Check Filters, Inc. These pre-patent rights are being amortized over a useful life of ten years. During the period ending December 31, 2000 and 1999, the Company recorded amortization of $99 and $125. During the year ended December 31, 2000, these pre-patent rights were sold to a related party. See Note 9.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses were being amortized over a useful life of ten years. Amortization of $21,983 and $22,505 was expensed in the year ended December 31, 2000 and 1999, respectively. At December 31, 2000, these intangible assets were sold or deemed to have no value and were written off. See Note 8 and 9.

NOTE 6 - SHORT-TERM DEBT

Short-term notes payable consists of the following:

                                                            December 31,            December 31,
                                                                2000                    1999
                                                           ------------------    -------------------
Notes Payable to Related Parties:
    S. A. Resources Management Ltd.                          $        40,159       $         40,159
    Ninem                                                             41,379                      -
    Tangle Creek                                                      64,848                 62,060
    Pinnacle Quality Transportation Accessories Ltd.                       -                 14,547
                                                           ------------------    -------------------
                                            Subtotal                 146,386                116,766
Notes Payable:
    Ian McIntyre                                                      11,174
    Nolan                                                              4,707
    Great Plains, Inc.                                                334,362                334,362
                                                           ------------------    -------------------
                   Total of short-term notes payable         $        496,629       $        451,128
                                                           ==================    ===================

NOTE 6 - SHORT-TERM DEBT (continued)

The note to S.A. Resources Management Ltd. bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. See Note 9.

The notes payable for Tangle Creek, Ian McIntyre and Great Plains, Inc. are unsecured, bear no interest and will be payable contingent on the company making sufficient profit from operations and upon the resolution of its board of directors. It is anticipated that no payments will be made in the next year. Tangle Creek Cattle Co. is a related party. (See Note 9). In March 2001, the Company exchanged 799,948 shares of common stock for the note payable to Great Plains, Inc., 41,936 shares of common stock for the note payable to Ian McIntyre, and 256,696 shares of common stock for the note payable to Tangle Creek.

The note with Pinnacle Quality Transportation Accessories Ltd. was created in the normal course of operations, which is the amount of consideration established and agreed to by the related parties. During the year ended December 31, 2000. Pinnacle Quality Transportation Accessories Ltd. discontinued doing business, which removed this debt.

As of December 31, 2000, Micron was owed $235,154 by PPI for inter-company borrowings that were eliminated in the consolidation.

NOTE 7 - LONG-TERM DEBT

Pinnacle Plastics Inc. has a Small Business Loan secured by a general security agreement covering inventory and equipment, assignment of insurance proceeds, and the limited personal guarantees of two directors. The loan is payable in monthly installments of $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004 and a principal balance of $138,096.

Principal repayments of long-term debt over the next four years as of December 31, 2000 are as follows:

                               2001    $31,985
                               2002    $34,415
                               2003    $37,643
                               2004    $34,053

NOTE 8 - COMMON STOCK

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

During the year ended December 31, 1999, the Company issued 620,000 common stock shares for cash at $.10 per share. Common stock shares were, also, issued for the acquisition of subsidiary (PPI). A total of 2,000,000 shares were issued for the acquisition valued at $.10 per share. See Note 10.

During the year ended December 31, 2000, the company converted debt of $20,690 arising form operating expenses to 82,758 common stock shares.

NOTE 9 - RELATED PARTIES

The President of the Company is also the president and stockholder of Tangle Creek Cattle Co. and Ideal Management, Inc., both of which have, subsequent to 1998, advanced funds to the Company. Tangle Creek Cattle Co. advanced funds to acquire the inventory and equipment for the Company in return for a note payable. The Company occupies office space provided by Tangle Creek Cattle Co. During the period ended December 31, 2000, Tangle Creek reacquired the pre-patent rights, technology rights, equipment, and inventory for $8,565 cash and a non-interest bearing note receivable for $9,768.

S. A. Resources Management Ltd. is a company in which the President of PPI has a significant interest, but less than majority. See Note 10.

Pinnacle Quality Transportation Accessories Ltd. is a company in which a director of PPI has a significant interest, but less than majority. As of December 31, 2000, Pinnacle Quality Transportation Accessories Ltd. had discontinued doing business. See Note 10.

NOTE 10 - DISCONTINUING OF OPERATIONS OF PINNACLE PLASTICS, INC.

In March 1999, the Company acquired all of the outstanding common stock of the recently formed Pinnacle Plastics, Inc. (PPI) in exchange for 2,000,000 shares of its common stock valued at $.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any sales, revenues or earnings prior to the combination. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI. These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management determined that the value of this manufacturing and licensing agreement was to be amortized over ten years. The manufacturing and technological license was impaired as of December 20, 2000. In the forth quarter of 2000, the Company's management determined that the subsidiary's intangible assets were impaired based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations. On December 20, 2000, PPI had discontinued its operations. Net assets and liabilities to be disposed of, at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000. The 1999 balance sheet has been restated to conform to the current year's presentation.

NOTE 11 - INCOME TAXES

At December 31, 2000 the Company had net operating loss carryforwards of approximately $825,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease real property for a period of 2 years expiring in 2001. The future minimum lease payments as of December 31, 2000 are as follows:

                                          2001            $    3,635

In addition to the above, the Company is also committed to pay its pro rata share of operating expenses related to the lease.

NOTE 13 - CORRECTION OF AN ERROR

The accompanying financial statements for 1999 have been restated to correct overstatements of inventory of $15,832 and notes payable of $40,159, which overstated cost of goods sold of $24,327 in 1999. The effect of the restatement was to decrease the net loss and the net accumulated deficit for 1999 by $24,327.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All of our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

----------------------- ----- -------------------------------------------------
Name and Address        Age   Position
----------------------- ----- -------------------------------------------------
Rodney M. Hope          59    President, Chief Executive Officer, Treasurer
                              and Director
----------------------- ----- -------------------------------------------------
Wayne Minion            72    Director
----------------------- ----- -------------------------------------------------
Stan K. Schellenbeger   53    Director
----------------------- ----- -------------------------------------------------
Rabin Mendis            54    Secretary
----------------------- ----- -------------------------------------------------

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

Wayne Minion is currently a member of our Board of Directors. Mr. Minion has served on the Board of Directors of several public companies on NYMEX, T.S.E. and A.S.E. and has been Chairman of a petroleum marketing company. Mr. Minion earned a Bachelor of Sciences degree in Civil Engineering and a Master of Sciences from M.I.T.

Rabin Mendis is our corporate Secretary and the Comptroller for our subsidiary, Pinnacle Plastics. Mr. Mendis has studied economics and has held senior positions of management in the public and private sector. Mr. Mendis is the senior officer of MIMM Group, a company providing financial management services. Mr. Mendis has served as Director of Administration, Director of Planning and Director of Trade in the Ministry of Economic Development for the Government of the Province of Alberta, Canada. He has also served as a Financial Analyst for Government Treasury where he was responsible for policy analysis, budget preparation and expenditure monitoring.

There is no family relationship between any of our officers and directors. Other than the officers, there are no significant employees expected by us to make a significant contribution to our business.

There are no orders, judgments or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of our officers or directors so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not presently have knowledge as to whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).


Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

---------------------------- ------ ------------------ ---------- ---------------------- --------------------
Name and Principal Position  Year   Annual Salary ($)  Bonus ($)  Other          Annual  All           Other
                                                                  Compensation           Compensation
                                                                  ($)
---------------------------- ------ ------------------ ---------- ---------------------- --------------------
None                         None   None               None       None                   None
---------------------------- ------ ------------------ ---------- ---------------------- --------------------


Compensation of Directors. Our directors who are also employees receive no extra compensation for their service on our Board of Directors.

Employment Contracts.  We have not entered into any employment contracts.

Specified below, in tabular form, is the aggregate annual remuneration of our Chief Executive Officer and the four (4) most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year.

------------------------ ---------------------------- -------------------------
Name of Individual or    Capacities in which          Aggregate remuneration
Identity of Group        remuneration was received
------------------------ ---------------------------- -------------------------
All Executive Officers   None                         None
------------------------ ---------------------------- -------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

-------------------------- -- ----------------------------------- --- ------------------------------------ -- ---------------------
Title of Class                Name  and  Address  of  Beneficial      Amount  and  Nature  of  Beneficial     Percent of Class
                              Owner                                   Owner
-------------------------- -- ----------------------------------- --- ------------------------------------ -- ---------------------
$.001 Par Value Common        KAS Holdings Ltd.                       425,000                                 5.5%
Stock                         c/o Max J. Wandinger Professional
                              Corp.
                              630, 840-6th Ave., S.W.
                              Calgary, Alberta, Canada
                              T3E 6W3
-------------------------- -- ----------------------------------- --- ------------------------------------ -- ---------------------

$.001 Par Value Common        Rahn and Bodmer                         425,000                                 5.5%
Stock                         630, 840-6th Ave., S.W.
                              Calgary, Alberta, Canada
                              T3B 4M3
-------------------------- -- ----------------------------------- --- ------------------------------------ -- ---------------------

$.001 Par Value Common        Rodney M. Hope                          25,000                                  .3%
Stock                         14016-90A Ave.
                              Edmonton, Alberta, Canada               President, Chief Executive Officer
                              T5R 4X5                                 and Director

-------------------------- -- ----------------------------------- --- ------------------------------------ -- ---------------------

                              Stan Schellenberger                     291,667(1)                              3.8%
$.001 Par Value               RR 01 Spruce Grove
Common Stock                  Alberta, Canada T7X 2T4                 Director

-------------------------- -- ----------------------------------- --- ------------------------------------ -- ---------------------

                              All officers and directors
                              as a group                               741,667                                9.6%

-------------------------- -- ----------------------------------- --- ------------------------------------ -- ---------------------

(1) Includes 25,000 shares of our common stock owned by Stan Schellenberger and 266,667 shares of our common stock owned by Mattstan Consulting Ltd., a company controlled by Stan Schellenberger.

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

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Transactions with Promoters.  There were no transactions with promoters.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

As specified above, on or about December 24, 1998, pursuant to a loan agreement, we conditionally acquired from Tangle Creek all of the assets, including, but not limited to, all of the equipment and inventory of

Dustcheck. Tangle Creek had previously purchased those assets from the judicially appointed Receiver/Manager of Dustcheck. As specified above, by separate agreement, we acquired the right to the technology and intellectual property of the Filter. At the time of the transaction with Tangle Creek, Rodney
M. Hope, President, Chief Executive Officer, Treasurer and a director of the Company was, and still is, the President and 100% shareholder of Tangle Creek; therefore, the transaction was not conducted at arms-length. We hold a note payable to Tangle Creek in the amount of $64,848.00. The note to Tangle Creek is unsecured, bears no interest and will be payable contingent on us realizing net profits and upon resolution of our Board of Directors.

Mr. Hope is also the current President and Chief Operating Officer of Ideal Management, Inc., a Canadian corporation, which provides business management services to us and is paid CDN$3,500 per month for these services. As of December 31, 2000, we owed Tangle Creek $64,848.00 for various loans made to the Company by Tangle Creek. The notes payable are unsecured, bear no interest and will be payable contingent on us earning sufficient revenue. We do not anticipate making any payments within the next year.

We hold a note payable to S.A. Resources Management Ltd. in the amount of $40,159.00, which bears no interest or specified terms of repayment. The note to S.A. Resources Management Ltd. is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. The President of Pinnacle, has a significant interest in S.A. Resources Management Ltd.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a) Exhibits

Exhibit No.
-----------
3.1       Articles of Incorporation
          (Charter Document)*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                  Micron Enviro Systems, Inc.,
                                  a Nevada corporation


                                  By:      /s/ Rod Hope
                                           -----------------------------------
                                           Rod Hope
                                  Its:     President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Stan Schellenberger                                    May 15, 2001
------------------------------------
Stan Schellenberger
Director