Form 10QSB
period 2001-03-31
MICRON ENVIRO SYSTEMS INC
filed 2001-05-21
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                      -------------  -------------


COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                               98-0202-944
------                                                               -----------
(State or other        (Primary Standard Industrial             (I.R.S. Employer
jurisdiction of         Classification Code Number)          Identification No.)
incorporation or
organization)


17920-105 Avenue, Suite 200, Edmonton, Alberta, Canada                   T5S 2H5
------------------------------------------------------                   -------
(Address of principal executive offices)                              (Zip Code)


                                 (780) 414-1525
                                 --------------
                (Issuer's Telephone Number, including Area Code)



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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2001, there were 8,801,283 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           MICRON ENVIRO SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,             December 31,
                                                                         2001                    2000
                                                                      (unaudited)
                                                                 ----------------------  ----------------------
ASSETS
    CURRENT ASSETS
       Cash                                                       $           211         $           246
       Notes receivable from related party                                  9,768                   9,768
                                                                 ----------------------  ----------------------
          Total Current Assets                                              9,979                  10,014
                                                                 ----------------------  ----------------------

    OTHER ASSETS
       Investment in participation agreement                              144,000                       -
                                                                 ----------------------  ----------------------
          Total Other Assets                                              144,000                       -
                                                                 ----------------------  ----------------------

     NET ASSETS OF DISCONTINUED OPERATIONS                                      -                       -
                                                                 ----------------------  ----------------------
       TOTAL ASSETS                                               $       153,979         $        10,014
                                                                 ======================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    CURRENT LIABILITIES
       Accounts payable                                                         -         $         8,141
       Notes payable to related parties                                     2,846                  64,848
       Notes payable                                                      158,489                 350,243
                                                                 ----------------------  ----------------------
          Total Current Liabilities                                       161,335                 423,232
                                                                 ----------------------  ----------------------

    NET LIABILITIES OF DISCONTINUED OPERATIONS                            137,854                 137,854
                                                                 ----------------------  ----------------------

    COMMITMENTS AND CONTINGENCIES                                               -                       -
                                                                 ----------------------  ----------------------

    STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, 200,000,000 shares authorized,
          $.001 par value; 8,801,283 and 7,702,758 shares
          issued and outstanding, respectively                              8,802                   7,703
       Additional paid-in-capital                                         693,598                 284,987
       Accumulated deficit                                               (830,800)               (826,952)
       Other comprehensive income (loss)                                  (16,810)                (16,810)
                                                                 ----------------------  ----------------------
       TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                             (145,210)               (551,072)
                                                                 ----------------------  ----------------------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)                          $       153,979          $       10,014
                                                                 ======================  ======================

                           MICRON ENVIRO SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                    For the Three Months Ended
                                                     --------------------------------------------------------
                                                            March 31,                       March 31,
                                                              2001                            2000
                                                     ------------------------ -------------------------------
REVENUES                                                $              -               $              -

COST OF GOODS SOLD                                      $              -               $              -
                                                     ------------------------ -------------------------------
   GROSS PROFIT                                         $              -               $              -
                                                     ------------------------ -------------------------------

EXPENSES
  General and administrative                                       2,207                          1,056
  Professional services                                            1,641                         18,641
  Depreciation and amortization                                        -                          5,902
                                                     ------------------------ -------------------------------
   TOTAL EXPENSES                                                  3,848                         25,599
                                                     ------------------------ -------------------------------

LOSS FROM OPERATIONS                                              (3,848)                       (25,599)

OTHER INCOME (EXPENSE)
  Miscellaneous income                                                 -                               -
  Interest expense                                                     -                               -
                                                     ------------------------ -------------------------------
   TOTAL OTHER EXPENSE                                                 -                               -
                                                     ------------------------ -------------------------------

LOSS BEFORE INCOME TAXES                                          (3,848)                        (25,599)

INCOME TAX                                                             -                               -
                                                     ------------------------ -------------------------------

NET LOSS FROM CONTINUING OPERATIONS                               (3,848)                        (25,599)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations,
   net of income tax benefits                                          -                         (19,378)
                                                     ------------------------ -------------------------------

NET LOSS                                                          (3,848)                        (44,977)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation loss                                    -                            (410)
                                                     ------------------------ -------------------------------

NET COMPREHENSIVE LOSS                                            (3,848)         $              (45,387)
                                                     ======================== ===============================

NET LOSS PER COMMON SHARE,
  Net loss from continuing operations                     $              nil      $                 (0.01)
  Loss from discontinued operaitons                                        -                          nil
                                                     ------------------------ -------------------------------
  BASIC AND DILUTED                                                      nil      $                 (0.01)
                                                     ======================== ===============================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                            8,068,896                        7,702,758
                                                     ======================== ===============================

                           MICRON ENVIRO SYSTEMS INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              Common Stock
                                    ----------------------------                                    Other          Total
                                       Number                     Additional       Accumulated     Comprehensiv   Stockholders'
                                       of Shares      Amount      Paid in Capital  Deficit         Income         Equity (Deficit)
                                  -------------- -------------- --------------- --------------- --------------- ------------------
Balance,  January 1, 1999           5,000,000       $5,000         $ 5,000           $(35,050)      $       -      $ (25,050)
                                  -------------- -------------- --------------- --------------- --------------- ------------------

Issuance of  common stock for cash
 at $0.10 per share                   620,000          620          61,380                  -               -          62,000

Issuance of common stock for
 acquisition of
 subsidiary at $0.10 per share      2,000,000        2,000        198,000                   -               -         200,000

Net loss, December 31, 1999                 -            -              -            (302,882)              -        (302,882)

Foreign currency translation loss           -            -              -                   -          (1,331)         (1,331)
                                  -------------- -------------- --------------- --------------- --------------- ------------------
Balance, December 31, 1999          7,620,000        7,620        264,380            (337,932)         (1,331)        (67,263)

Issuance of common stock for
conversion of accounts
payable at $0.25 per share             82,703           83         20,607                   -               -          20,690

Net loss, December 31, 2000                 -            -              -            (489,020)              -        (489,020)

Foreign currency translation loss           -            -              -                   -         (15,479)        (15,479)
                                  -------------- -------------- --------------- --------------- --------------- ------------------

Balance, December 31, 2000          7,702,703        7,703        284,987            (826,952)        (16,810)       (551,072)

Issuance of common stock for
conversion of notes payable
at $0.25 - $0.50 per share          1,098,580        1,099        408,611                   -               -         409,710

Net loss, March 31, 2001                    -            -              -              (3,848)              -          (3,848)
                                  -------------- -------------- --------------- --------------- --------------- ------------------
                                  $ 8,801,283      $ 8,802      $ 693,598          $ (830,800)     $  (16,810)     $ (145,210)
                                  ============== ============== =============== =============== =============== ==================

                           MICRON ENVIRO SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Three Months Ended
                                                                  ------------------------------------------------
                                                                         March 31,                March 31,
                                                                           2001                     2000
                                                                        (unaudited)             (unaudited)
                                                                  ------------------------ -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $            (3,848)     $          (44,977)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
   Depreciation and amortization                                                   -                   5,902
   Expenses paid by related party                                              2,172                       -
   Expenses paid by shareholder                                                9,782                       -
   Stock issued for accounts payable                                               -                  20,690
   Increase (decrease)  in accounts payable                                   (8,141)                      -
   Gain (loss) from discontinued operations                                        -                    (758)
                                                                  ------------------------ -----------------------
 Net cash used in operating activities                                           (35)                (19,143)
                                                                  ------------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in discontinued operations                                           -                  (8,458)
                                                                  ------------------------ -----------------------
  Net cash used in investing activities                                            -                  (8,458)
                                                                  ------------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Financing from discontinued operations                                           -                   2,741
                                                                  ------------------------ -----------------------
 Net cash used in financing activities                                             -                   2,741
                                                                  ------------------------ -----------------------

Change in cash                                                                   (35)                (24,860)


Adjustment for foreign currency                                                    -                    (410)

Cash, beginning of period                                                        246                  46,752
                                                                  ------------------------ -----------------------

Cash, end of period                                               $              211        $         21,482
                                                                  ======================== =======================


Supplemental cash flow disclosures:
 Interest paid                                                                     -        $          4,983
                                                                  ======================== =======================
 Income taxes paid                                                $                -        $              -
                                                                  ======================== =======================

Non-cash transactions:
 Stock issued in exchange of accounts payable                                      -        $         20,690

 Stock issued in exchange of notes payable                        $          409,710        $              -

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

As of March 31, 2001, the Company was dormant as all subsidiary activity was abandoned. Management is currently exploring new business opportunities.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
-------------------------
As shown in the accompanying financial statements, the Company incurred a net loss of $3,848 for the three months ended March 31, 2001 and $830,800 accumulated deficit. At March 31, 2001, the Company had negative working capital and negative net worth. The Company's management is currently exploring new business opportunities which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring opportunities to expand into the oil business. Management registered the Company with the Securities and Exchange Commission in 1999 and is pursuing additional equity investments and debt financing for 2001.



Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding at March 31, 2001.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash accounts in one commercial bank in Edmonton, Alberta, Canada. The Company's cash accounts are business checking accounts maintained in Canadian and U.S. dollars, which totaled $211. Of this total, $183 was in U.S. dollars and is not insured.

Compensated Absences
As the Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)



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


At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash and accounts payables approximate their fair value.

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

Interim Financial Statements
----------------------------
The interim financial statements as of and for the three months ended March 31, 2001 and 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Reclassification
----------------
The reclassification of expenses in the financial statements has resulted in certain changes in presentation, which have no effect on the reported net losses or shareholders' equity.

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



NOTE 3 - INVENTORIES

Inventories of raw materials are valued at the lower of cost (first-in, first-out method) or replacement cost. Inventories of work in process and finished goods are valued at the lower of cost (including appropriate overhead) or net realizable value less normal profit margin. Substantially all of the inventories were held by the Company's subsidiary, Pinnacle Plastics, Inc, which is now being accounted for as a discontinued operation since December 20, 2000.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was $0 and $4,369, respectively, of which $4,124 was included in loss from discontinued operations. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:



       Equipment                                  5 - 10 years

       Trailers                                        4 years

       Molds and dies                              3 - 4 years

       Small tools                                     2 years



NOTE 5 - INVESTMENT IN PARTICIPATION AGREEMENT



On March 27, 2001 the Company acquired a participation agreement from Middlegate Investments Inc. In exchange for this participation agreement the Company issued a non-interest bearing note in the amount of $60,000 due by May 24, 2001 and 300,000 common stock shares valued at $0.28 per share which is fair market value on the date of the agreement. These common stock shares are to be issued on May 24, 2001. This participation agreement entitles the Company to 5% working interest in any exploitation of the subject properties located in Fresno County, California. See Note 7 and 13.

NOTE 6 - INTANGIBLE ASSETS


During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1,248 from Dust Check Filters, Inc. These pre-patent rights are being amortized over a useful life of ten years. During the three months ended March 31, 2000 the company recorded amortization of $31, and $99 for the year ended December 31, 2000. During the year ended December 31, 2000, these pre-patent rights were sold to a related party. See Note 10.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses were being amortized over a useful life of ten years. Amortization of $5,626 was expensed in the three months ended March 31, 2000. During the year ended December 31, 2000, these intangible assets were sold or deemed to have no value and were written off. See Note 10 and 11.

NOTE 7 - SHORT-TERM DEBT

Short-term notes payable consists of the following:

                                                                              March 31,                 December 31,
                                                                                2001                        2000
                                                                         --------------------        -------------------
Notes Payable to Related Parties:
    S. A. Resources Management Ltd.                                  $                40,159     $               40,159
    Ninem                                                                             41,379                     41,379
    Tangle Creek                                                                       2,846                     64,848
                                                                         --------------------        -------------------
                                                        Subtotal                      84,384                    146,386
Notes Payable:
    Middlegate Investments Inc.                                                      144,000                          -
    Ian McIntyre                                                                           -                     11,174
    Nolan Moss                                                                        14,489                      4,707
    Great Plains, Inc.                                                                     -                    334,362
                                                                         --------------------        -------------------
                               Total of short-term notes payable     $               242,873     $              496,629
                                                                         ====================        ===================

The notes to S.A. Resources Management Ltd. bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. (See Note 10). This note was included in the net liabilities of discontinued operations.

The note payable to Ninem bears no interest or specified terms of repayment. This note was included in the net liabilities of discontinued operations.

The notes payable for Tangle Creek, Ian McIntyre and Great Plains, Inc. are unsecured, bear no interest and will be payable contingent on the company making sufficient profit from operations and upon the resolution of its board of directors. It is anticipated that no payments will be made in the next year. Tangle Creek Cattle Co. is a related party. (See Note 10). In March 2001, the Company exchanged 799,948 shares of common stock for the note payable to Great Plains, Inc., 41,936 shares of common stock for the note payable to Ian McIntyre, and 256,696 shares of common stock for the note payable to Tangle Creek.

The notes payable due to Tangle Creek and Nolan Moss at March 31, 2001 represents expenses paid on behalf of the Company during the three months ended March 31, 2001

The note with Pinnacle Quality Transportation Accessories Ltd. was created in the normal course of operations, which is the amount of consideration established and agreed to by the related parties. During the year ended December 31, 2000. Pinnacle Quality Transportation Accessories Ltd. discontinued doing business, which removed this debt.

NOTE 7 - SHORT-TERM DEBT

On March 27, 2001 the Company acquired a participation agreement. As payment for
this   participation   agreement  the  Company  has  agreed  to  pay  Middlegate
Investments Inc. $60,000 on May 24, 2001. See Note 5.

As of December 31, 2000, Micron was owed $235,154 by PPI for inter-company borrowings that were eliminated in the consolidation.

NOTE 8 - LONG-TERM DEBT
-----------------------

Pinnacle Plastics Inc. has a Small Business Loan secured by a general security agreement covering inventory and equipment, assignment of insurance proceeds, and the limited personal guarantees of two directors. The loan is payable in monthly installments of $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004 and a principal balance of $138,096. This note was included in the net liabilities of discontinued operations and is currently in default.

Principal repayments of long-term debt over the next four years as of December 31, 2000 are as follows:

                     2001       $31,985
                     2002       $34,415
                     2003       $37,643
                     2004       $34,053


NOTE 9 - COMMON STOCK

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

During the year ended December 31, 1999, the Company issued 620,000 common stock shares for cash at $.10 per share. Common stock shares were, also, issued for the acquisition of subsidiary (PPI). A total of 2,000,000 shares were issued for the acquisition valued at $.10 per share. See Note 11.

During the year ended December 31, 2000, the company converted debt of $20,690 arising from operating expenses to 82,758 common stock shares.


NOTE 9 - COMMON STOCK (continued)

During the three months ended March 31, 2001 the Company converted debt of $409,710 to 1,098,580 common stock shares. See Note 7.


NOTE 10 - RELATED PARTIES
-------------------------

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

S. A. Resources Management Ltd. is a company in which the President of PPI has a significant interest, but less than majority. See Note 11.

Pinnacle  Quality  Transportation  Accessories  Ltd.  is a  company  in  which a director  of PPI has a  significant  interest,  but less  than  majority.  As of
December 31, 2000, Pinnacle Quality Transportation Accessories Ltd. had discontinued doing business. See Note 11.

NOTE 11 - DISCONTINUING OF OPERATIONS OF PINNACLE PLASTICS, INC.

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

NOTE 12 - INCOME TAXES
----------------------

At December 31, 2000 the Company had net operating loss carryforwards of approximately $830,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Leases
------
The Company has entered into agreements to lease real property for a period of 2 years expiring in 2001. The future minimum lease payments as of December 31, 2000 are as follows:

                    2001              $    3,635

In addition to the above, the Company is also committed to pay its pro rata share of operating expenses related to the lease.

Contingency
In the event the Company defaults by not paying $60,000 due under its agreement by May 24, 2001 on the note to Middlegate Investments Inc., the Company has agreed to issue an additional 300,000 common stock shares. These shares are to be valued at the date of the agreement between the Company and Middlegate Investments Inc. which is March 27, 2001 See Note 5.


Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

However, after we completed a feasibility and market analysis of the air filter project, we made the decision that the air filter project was not commercially viable and we sold back to Tangle Creek all the assets we acquired from Tangle Creek, including, but not limited to, all of the equipment and inventory of Dustcheck. In exchange for such assets, Tangle Creek has agreed to forgive certain debt as well as pay us an agreed upon amount of cash.

On or about March 8, 2001, Middlegate Investment Inc. ("Middlegate") and Brothers Oil and Gas Inc. entered into a Participation Agreement. According to the Participation Agreement (attached hereto as an Exhibit), Middlegate purchased certain rights and agreed to certain obligations related to property in Fresno, California. Such rights and obligations are more particularly described within the Participation Agreement attached hereto as an Exhbibit. We believe that the Fresno property contains natural gas reserves. However, such reserves have not been confirmed and we cannot guarantee such reserves exist.

On March 27, 2001, we conditionally acquired all of Middlegate's right and interest in the Participation Agreement. However, we will not own such rights and title until and unless we pay Middleton $60,000.00 on or before May 24, 2001, and issue 300,000 shares of our common stock to Middleton on or before May 24, 2001. Should we meet our obligations under the agreement with Middleton, we will be entitled to an option on a 5% working interest in any exploitation of certain properties located in Fresno, California. We cannot guarantee that we will be able to meet our financial obligations to Middlegate on or before May 24, 2001. Upon delivery of the consideration to Middlegate, we will have an interest in the first well drilled on the Fresno property. However, we will be required to deliver significant funds to Brothers Oil and Gas Inc. in order to realize an interest in any additional wells drilled on the Fresno property. We cannot guarantee that even if we meet our financial obligations to Middleton that we will be able to meet the financial obligations to Brothers Oil and Gas Inc. under the Participation Agreement.

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

Our Future Plans. Our strategy for growth is substantially dependent upon our ability to raise additional capital and market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, will compete with us, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute products on acceptable terms, or at all. Our failure to market products successfully could have a material adverse effect on our business, financial condition or results of operations. In addition to the aforementioned agreement with Middlegate, we are in the process of reviewing several proposals for other business opportunities, including, but not limited to, other possible equity interests in the development of oil and gas properties.

Employees.  We do not currently have any employees.

Liquidity. As of March 31, 2001, we had not realized any profits from our planned operations. The

Consolidated Statement of Cash Flows for the three-month period ended March 31, 2001, indicates a net loss of $3,848.00 compared to net loss of $44,977.00 for the corresponding period in 2000. The primary reasons for our reduced net loss was reduced spending on professional fees and less depreciation and amortization.

At March 31, 2001, we had total current assets of 9,979.00, compared to total current assets of $10,014.00 at December 31, 2000. The only assets we had at March 31, 2001, were $211.00 in cash and $9,768.00 represented by notes receivable from a related party. At March 31, 2001, we had total current liabilities of $161,335.00, compared to total current liabilities of $423,232.00 at December 31, 2000. At March 31, 2001, total current liabilities exceeded total current assets by $151,356.00. At December 31, 2000, total current liabilities exceeded total current assets by $.00.

For the three-month period ended March 31, 2001, our financial statements show total expenses in the amount of $3,848.00 compared to $25,599.00 for the corresponding period in 2000.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We do currently hold short-term notes payable in the amount of $242,873.00 (See Note 7 of the accompanying financial statements for further details).

As  of  December  20,  2000,  our  subsidiary,   Pinnacle  Plastics,   Inc.  had
discontinued its operations.

Our subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), obtained a loan with a current principal balance of $138,096.00 from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of the loan and our directors have personally guaranteed 25% of the loan. The loan bears a floating interest rate of prime plus 2.5% and has a 5-year term. The loan is payable in monthly installments of $2,884.00 per month plus interest accrued. We cannot guarantee that we will be able to meet the payment obligations with our current cash resources. We will seek purchasers for the equipment owned by our subsidiary in an effort to raise the necessary funds to pay our subsidiary's debt. We will also continue to pursue any of our subsidiary's accounts receivable in an effort to raise additional funds.


Results of Operations. We have not realized any significant revenue from operations, nor do we expect to in the foreseeable future. Our only source of liquidity will be the sale of our securities. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation. We have not received any significant revenue from operations. We currently have cash reserves of $211.00, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Quarterly Report on Form 10QSB. We intend to raise additional financing through private offerings of our common stock. We will offer such stock for sale only after we have identified a viable business opportunity. We have aligned ourselves with a United States oil and gas prospect consultant and a Canadian private oil and gas producer in order to evaluate certain specific oil and gas exploration projects. We will use the capital raised from such activities to finance future business activities.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

Our subsidiary's inability to pay back funds borrowed from an institutional lender could potentially lead to litigation.

Item 2.  Change in Securities
-----------------------------

During the three-month period ended March 31, 2001, our Board of Directors authorized creditors to convert debt of $409,710.00 to 1,098,580 shares of our common stock. Those shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Regulation S of the Act promulgated by the Securities and Exchange Commission. Specifically, the issuance was made to a "non-U.S. person outside of the United States of America" as that is defined under applicable state and federal securities laws.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K: None

Exhibits:

10.1 Agreement Between Micron Enviro Systems, Inc., and Middlegate Investments Inc.

10.2 Participation Agreement Between Brothers Oil and Gas Inc. and Middlegate Investments Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 19, 2001                  MICRON ENVIRO SYSTEMS, INC.


                                       By:      /s/Rod Hope
                                                --------------------------------
                                                Rod Hope

                                       Its:     President