Form 10QSB
period 2001-06-30
MICRON ENVIRO SYSTEMS INC
filed 2001-08-20
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                                   -------------   ------------


COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                              98-0202-944
------                                                              -----------
(State or other jurisdiction    (Primary Standard              (I.R.S. Employer
of incorporation                Industrial Classification    Identification No.)
or organization                 Code Number)

17920-105 Avenue, Suite 200, Edmonton, Alberta, Canada                  T5S 2H5
------------------------------------------------------                  -------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 15, 2001, there were 13,801,283 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           MICRON ENVIRO SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,                 December 31,
                                                                       2001                       2000
                                                                    (unaudited)
                                                              ------------------------  -------------------------
ASSETS
    CURRENT ASSETS
       Cash                                                    $               211       $                246
       Notes receivable from related party                                   9,768                      9,768
                                                              ------------------------  -------------------------
          Total Current Assets                                               9,979                     10,014
                                                              ------------------------  -------------------------

    OTHER ASSETS
        Working interest in oil and gas property                           500,000                          -
                                                              ------------------------  -------------------------
          Total Other Assets                                               500,000                          -
                                                              ------------------------  -------------------------
       TOTAL ASSETS                                             $          509,979        $            10,014
                                                              ========================  =========================
LIABILITIES AND STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
       Accounts payable                                         $           22,051        $             8,141
       Notes payable to related parties                                      2,846                     64,848
       Notes payable                                                       536,400                    350,243
                                                              ------------------------  -------------------------
          Total Current Liabilities                                        561,297                    423,232
                                                              ------------------------  -------------------------
    NET LIABILITIES OF DISCONTINUED OPERATIONS
                                                                           137,854                    137,854
                                                              ------------------------  -------------------------
     COMMITMENTS AND CONTINGENCIES
                                                                                 -                          -
                                                              ------------------------  -------------------------

    STOCKHOLDERS' DEFICIT
       Common stock, 200,000,000 shares authorized,
          $.001 par value; 8,801,283 and 7,702,758 shares
          issued and outstanding, respectively                               8,802                      7,703
       Additional paid-in-capital                                          693,598                    284,987
       Accumulated deficit                                                (874,762)                  (826,952)
       Other comprehensive loss                                            (16,810)                   (16,810)
                                                              ------------------------  -------------------------
       TOTAL STOCKHOLDERS' DEFICIT                                        (189,172)                  (551,072)
                                                              ------------------------  -------------------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                                 $          509,979        $            10,014
                                                              ========================  =========================

                           MICRON ENVIRO SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                               For the Three Months Ended              For the Six Months Ended
                                         --------------------------------------  ------------------------------------
                                                                 June 30,                               June 30,
                                             June 30,              2000              June 30,             2000
                                               2001             (restated)             2001            (restated)
                                            (unaudited)         (unaudited)        (unaudited)        (unaudited)
                                         ------------------  ------------------  -----------------  -----------------

REVENUES                                 $               -    $              -    $             -    $             -
                                         ------------------  ------------------  -----------------  -----------------
EXPENSES
   General and administrative
                                                     3,642                 906              5,849              2,665
   Professional services
                                                    21,411              14,967             23,052             33,608
   Rent
                                                     1,409                   -              1,409                  -
   Office
                                                         -                 334                  -              1,442
   Direct costs
                                                         -                   -                  -                  -
   Research and development
                                                         -                   -                  -                  -
   Depreciation and amortization
                                                         -               5,856                  -             11,841
                                         ------------------  ------------------  -----------------  -----------------
   TOTAL EXPENSES
                                                    26,462              22,063             30,310             49,556
                                         ------------------  ------------------  -----------------  -----------------

LOSS FROM OPERATIONS                               (26,462)            (22,063)           (30,310)           (49,556)

OTHER INCOME (EXPENSE)
  Interest income
                                                         -                   -                  -                  -
  Miscellaneous sales
                                                         -                   -                  -                  -
  Interest expense
                                                         -                   -                  -                  -
  Agreement liquidation cost
                                                    17,500                   -             17,500                  -
                                         ------------------  ------------------  -----------------  -----------------
   TOTAL OTHER EXPENSE
                                                    17,500                   -             17,500                  -
                                         ------------------  ------------------  -----------------  -----------------
LOSS BEFORE INCOME TAXES                           (43,962)            (22,063)           (47,810)           (49,556)

INCOME TAX                                               -                   -                  -                  -
                                         ------------------  ------------------  -----------------  -----------------

NET LOSS FROM CONTINUING OPERATIONS                (43,962)            (22,063)           (47,810)           (49,556)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations,
   net of income tax benefits                            -             (16,118)                 -            (33,448)
                                         ------------------  ------------------  -----------------  -----------------

NET LOSS                                           (43,962)            (38,181)           (47,810)           (83,004)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation loss
                                                        -                 (154)                 -               (154)
                                         ------------------  ------------------  -----------------  -----------------

NET COMPREHENSIVE LOSS                   $         (43,962)  $         (38,335)           (47,810)           (83,158)
                                         ==================  ==================  =================  =================

NET LOSS PER COMMON SHARE,
  Net loss from continuing operations    $           (0.01)  $             nil   $          (0.01)  $          (0.01)

  Loss from discontinued operations                      -                 nil                  -                nil
                                         ------------------  ------------------  -----------------  -----------------

  BASIC AND DILUTED                      $          (0.01)   $            0.00   $          (0.01)  $          (0.01)
                                         ==================  ==================  =================  =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                             8,801,283            7,702,758          8,801,283          7,675,172
                                         ==================  ==================  =================  =================

                           MICRON ENVIRO SYSTEMS INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                 Common Stock
                                              -----------------                                      Other             Total
                                                Number              Additional      Accumulated   Comprehensive     Stockholders'
                                              of Shares  Amount   Paid-in Capital     Deficit         Loss         Equity (Deficit)
                                              ---------  ------  ----------------  ------------  --------------   -----------------
Balance,  January 1, 1999                    5,000,000  $ 5,000   $        5,000   $   (35,050)   $         -     $       (25,050)
                                             ----------  ------  ----------------  ------------  --------------   -----------------
Issuance of  common stock for cash
 at $0.10 per share                            620,000     620            61,380             -              -              62,000

Issuance of common stock for acquisition
 of subsidiary at $0.10 per share
                                             2,000,000   2,000           198,000             -              -              200,00

Net loss, December 31, 1999                          -       -                 -      (302,882)             -            (302,882)

Foreign currency translation loss                    -       -                 -             -         (1,331)             (1,331)
                                              ---------  ------  ----------------  ------------  --------------   -----------------
Balance, December 31, 1999                   7,620,000   7,620           264,380      (337,932)        (1,331)            (67,263)

Issuance of common stock for conversion
 of accounts payable at $0.25 per share
                                                82,703      83            20,607             -              -              20,690

Net loss, December 31, 2000                          -       -                 -      (489,020)             -            (489,020)

Foreign currency translation loss                    -       -                 -             -        (15,479)            (15,479)
                                              ---------  ------  ----------------  ------------  --------------   -----------------
Balance, December 31, 2000                   7,702,703   7,703           284,987      (826,952)       (16,810)           (551,072)

Issuance of common stock for conversion of
 notes payable at $0.25 - $0.50 per share    1,098,580   1,099           408,611             -              -             409,710

Net loss, June 30, 2001                              -       -                 -       (47,810)             -             (47,810)
                                              ---------  ------  ----------------  ------------  --------------   -----------------

Balance, June 30, 2001 (unaudited)           8,801,283  $ 8,802   $      693,598    $ (874,762)   $    (16,810)    $     (189,172)
                                              ---------  ------  ----------------  ------------  --------------   -----------------


                           MICRON ENVIRO SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Six Months Ended
                                                       ---------------------------------------------------
                                                               June 30,                  June 30,
                                                                 2001                      2000
                                                             (unaudited)               (unaudited)
                                                       ------------------------- -------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                         $               (47,810)  $                (83,158)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
       Depreciation and amortization
                                                                             -                     20,070
       Expenses paid by related party                                    2,172                          -

       Expenses paid by shareholder                                     31,693                          -

       Stock issued for accounts payable                                     -                     20,690

       Increase in receivables                                               -                     (4,822)


       Increase (decrease)  in accounts payable                         13,910                    (44,142)
       Decrease in prepaid expense
                                                                             -                      1,194
       Decrease in inventory
                                                                             -                     56,566
                                                       ------------------------- -------------------------
     Net cash used in operating activities                                 (35)                   (33,602)
                                                       ------------------------- -------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Equipment purchased
                                                                             -                     (8,458)
      Investments in discontinued operations
                                                                             -                          -
                                                       ------------------------- -------------------------
     Net cash used in investing activities
                                                                             -                     (8,458)
                                                       ------------------------- -------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances on related note payables                                                             1,220
                                                                             -
       Payment on long-term debt                                                                  (17,895)
                                                                             -
       Proceeds on notes payable                                                                   21,887
                                                                             -                          -
                                                       ------------------------- -------------------------
     Net cash provided by financing activities                                                      5,212
                                                                             -
                                                       ------------------------- -------------------------
    Change in cash                                                         (35)                   (36,848)


    Adjustment for foreign currency                                          -                       (564)

    Cash, beginning of period                                              246                     46,752
                                                       ------------------------- -------------------------
    Cash, end of period                                 $                  211    $                 9,340
                                                       ========================= =========================

    SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                      $                    -    $                 2,443
                                                       ========================= =========================

     Income taxes paid                                  $                    -    $                     -
                                                       ========================= =========================
    NON-CASH TRANSACTIONS:
     Stock issued in exchange of accounts payable       $                    -                     20,690

     Stock issued in exchange of notes payable          $              409,710    $                     -


                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

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

On May 29, 2001, the Company's board of directors signed a participation agreement to purchase a 5% working interest in an oil and gas well in Fresno, CA. See Note 5.

As of June 30, 2001, the Company's subsidiary activity was abandoned. Management is currently exploring new business opportunities to expand into oil and gas exploration and production.

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $43,962 for the six months ended June 30, 2001 and has an accumulated deficit of $874,762 and has negative working capital. The Company's management is currently exploring new business opportunities which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring various business opportunities, including expansion into the oil business. Management registered the Company with the Securities and Exchange Commission in 1999 and is pursuing additional equity investments and debt financing for 2001.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding at June 30, 2001.

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

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash and accounts payables approximate their fair value.

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

Interim Financial Statements
----------------------------
The interim financial statements as of and for the six months ended June 30, 2001 and 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Reclassification
----------------
The reclassification of expenses in the financial statements has resulted in certain changes in presentation, which have no effect on the reported net losses or shareholders' equity (deficit).

Revenue Recognition
-------------------
Revenues and cost of revenues are recognized when services and products are furnished or delivered.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by SFAS
131. Currently, the Company is operating as a holding company with one dormant subsidiary, all located in Canada.

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


NOTE 3 - INVENTORIES

Inventories of raw materials are valued at the lower of cost (first-in, first-out method) or replacement cost. Inventories of work in process and finished goods are valued at the lower of cost (including appropriate overhead) or net realizable value less normal profit margin. Substantially all of the inventories were held by the Company's subsidiary, Pinnacle Plastics, Inc, which is now being accounted for as a discontinued operation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense for the three months ended June 30, 2001 and 2000 were $0 and $10,044, respectively, of which $4,188 was included in loss from discontinued operations. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:



                  Equipment                               5 - 10 years

                  Trailers                                     4 years

                  Molds and dies                           3 - 4 years

                  Small tools                                  2 years



NOTE 5 - WORKING INTEREST IN OIL AND GAS PROPERTY

On March 27, 2001, the Company executed a participation agreement with Middlegate Investments Inc., which entitled the Company to a 5% working interest in an oil and gas property in Fresno County, California. In exchange for the working interest, the Company issued a non-interest bearing note in the amount of $60,000 due by May 24, 2001 and agreed to issue 300,000 common stock shares on the due date of the note. These shares were to be valued at $0.28 per share, which was the fair market value of the shares at the date of the agreement. Subsequent to the agreement's execution, the Company concluded that it would not pay the required $60,000 or issue the required shares, as it was advised that, due to Middlegate's failure to honor cash calls under its agreement with Brothers Oil and Gas, Middlegate was in default. The Company subsequently negotiated a new agreement with Andromeda Investments Ltd. on May 29, 2001 for the same 5% working interest from Brothers Oil and Gas. In exchange for the working interest, the Company agreed to issue 5 million shares of its common stock, valued at $0.10 per share. These shares were issued August 7, 2001. See
Note 7 and 14.


NOTE 6 - INTANGIBLE ASSETS

During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1,248 from Dust Check Filters, Inc. These pre-patent rights were being amortized over a useful life of ten years. During the year ended December 31, 2000, these pre-patent rights were sold to a related party. See Note 10.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses were being amortized over a useful life of ten years. During the year ended December 31, 2000, these intangible assets were sold or deemed to have no value and were written off. See Note 10 and 11.

NOTE 7 - SHORT-TERM DEBT

Short-term notes payable consists of the following:

                                                    June 30,                  December 31,
                                                      2001                        2000
                                               --------------------        -------------------
Notes Payable to Related Parties:
    S. A. Resources Management Ltd.            $            40,159          $          40,159
    Ninem                                                   41,379                     41,379
    Tangle Creek                                             2,846                     64,848
                                               --------------------        -------------------
                                               $            84,384          $         146,386
                                               ====================        ===================
Notes Payable:
    Andromeda Investments Ltd.                 $           500,000          $               -
    Ian McIntyre                                                 -                     11,174
    Nolan Moss                                              36,400                      4,707
    Great Plains, Inc.                                           -                    334,362
                                               --------------------        -------------------
                                               $           536,400          $         350,243
                                               ====================        ===================

The note to S.A. Resources Management Ltd. bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. (See Note
10).  This note was  included in the net liabilities of discontinued operations

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

The notes payable due to Tangle Creek and Nolan Moss at June 30, 2001 represents expenses paid on behalf of the Company during the three months ended June 30, 2001.

Notes payable to S. A. Resources Management Ltd., Ninem and Nolan Moss can be converted to common stock, valued at $0.25 per share, on or before December
31, 2001.

On May 29, 2001, the Company acquired a working interest in an oil and gas well in exchange for the promise to pay Andromeda Investments Ltd. $500,000 by the issuance of 5 million shares of common stock. See Notes 5 and 14.

NOTE 8 - LONG-TERM DEBT

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

During the year ended December 31, 2000, the Company converted debt of $20,690 arising from operating expenses into 82,758 common stock shares.

During the three months ended March 31, 2001 the Company converted debt of $409,710 to 1,098,580 common stock shares. See Note 7.

NOTE 10 - RELATED PARTIES

The President of the Company is also the president and stockholder of Tangle Creek Cattle Co. and Ideal Management, Inc., both of which have, subsequent to 1998, advanced funds to the Company. Tangle Creek Cattle Co. advanced funds to acquire the inventory and equipment for the Company in return for a note payable. The Company occupies office space provided by Tangle Creek Cattle Co. During the year ended December 31, 2000, Tangle Creek reacquired the pre-patent rights, technology rights, equipment, and inventory for $8,565 cash and a non-interest bearing note receivable for $9,768. During the quarter ended June 30, 2001, the president of the Company divested himself of any and all interests in Tangle Creek Cattle Co.

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

NOTE 11 - DISCONTINUING OF OPERATIONS OF PINNACLE PLASTICS, INC.

In March 1999, the Company acquired all of the outstanding common stock of the recently formed Pinnacle Plastics, Inc. (PPI) in exchange for 2,000,000 shares of its common stock valued at $0.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any sales, revenues or earnings prior to the combination. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI. These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management determined that the value of this manufacturing and licensing agreement was to be amortized over ten years. The manufacturing and technological license was impaired as of December 20, 2000. In the fourth quarter of 2000, the Company's management determined that the subsidiary's intangible assets were impaired based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations. On December 20, 2000, PPI discontinued its operations. Remaining net liabilities have been separately classified in the accompanying balance sheets.

NOTE 12 - INCOME TAXES

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $175,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $874,000, which expires in the years 2018 through 2021.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases
------
The Company has entered into agreements to lease real property for a period of 2 years expiring in 2001. The future minimum lease payments as of December 31, 2000 are as follows:

                  2001           $  3,635

In addition to the above, the Company is also committed to pay its pro rata share of operating expenses related to the lease.

NOTE 14 - SUBSEQUENT EVENT

On August 7, 2001, the Company issued 5 million shares of its common stock, valued at $0.10 per share, to Andromeda Investment Ltd. is satisfaction for the $500,000 liability associated with the participation agreement entered into on May 29, 2001. See Note 5.

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

History of Our Business. After completing our due diligence, on or about December 24, 1998, pursuant to a loan agreement, we acquired from Tangle Creek Cattle Co., a Canadian corporation ("Tangle Creek"), all of the assets including, but not limited to, all of the equipment and inventory of Dustcheck Filters, Inc. ("Dustcheck"). By separate agreement, we acquired the right to technology and intellectual property relating to a re-usable, non-mechanical electro-static air filter ("Filter") that cleans and sanitizes circulated air at the supply point of a building's heating, ventilating, or air conditioning system. We also researched and developed an all-purpose cleaning mitt ("Mitt").

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

Our Recent Shift in Business Direction. On or about March 8, 2001, Middlegate Investment Inc. ("Middlegate") and Brothers Oil and Gas Inc. ("Brothers Oil") entered into a Participation Agreement. According to the Participation Agreement (attached hereto as an Exhibit), Middlegate purchased certain rights and agreed to certain obligations related to property in Fresno, California (the "Fresno Property"). Such rights and obligations are more particularly described within the Participation Agreement attached hereto as an Exhibit. We believe that the Fresno property contains natural gas reserves. However, such reserves have not been confirmed and we cannot guarantee such reserves exist.

On March 27, 2001, we conditionally acquired all of Middlegate's right and interest in the Participation Agreement. On May 29, 2001, Middlegate received a letter from Brothers Oil explaining that the 5% option on the Fresno Property had been cancelled due to nonpayment. At our request, on June 6, 2001, we received a letter from Middlegate explaining that we were discharged from any liability to Middlegate and that Middlegate had no further interest in the Fresno Property. Middlegate further informed us that its contract with Brothers Oil had been cancelled, thereby canceling our agreement with Middlegate.

On May 29, 2001, we entered into a Participation Agreement with Andromeda Investments Ltd. ("Andromeda") whereby Andromeda offered us the opportunity to participate in a 5% working interest in the Fresno Property as detailed in Exhibit A of the Participation Agreement attached hereto as an Exhibit. As the Participation Agreement specifies, we were required to issue 5,000,000 shares of our common stock to Andomeda on or before August 7, 2001. We have issued the 5,000,000 shares to Andromeda. Pursuant to the Participation Agreement, we are also required to pay significant funds, as provided for in the attached Participation Agreement. As of August 16, 2001, we had met our financial obligations under the Participation Agreement. However, we cannot guarantee that we will be able to meet future financial obligations under the Participation Agreement. We will be required to deliver to Andromeda significant funds in order to realize an interest in the Fresno Property. There is no guarantee we will be able to meet those obligations. Please refer to the attached Participation Agreement for further details of our agreement with Andromeda. There are no proven reserves on the Fresno Property. (See Note 5 of the accompanying financial statements for further details.)

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

Our Future Plans. Our only current potential source of revenue is the revenue we may earn by virtue of our potential interest in the Fresno Property. However, as discussed above, we may never realize that interest. Our strategy for growth is substantially dependent upon our ability to raise additional capital and indentify other sources of potential revenue. Our ability to continue as a going concern depends on our ability to locate and realize other sources of revenue.. Other companies, including those with substantially greater financial, marketing and sales resources, will compete with us with respect to any further sources of revenue, and those other companies will likely have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute any products at any time or on acceptable terms. Our failure to successfully identify other source of revenue will have a material adverse effect on our business, financial condition or results of operations. In addition to the aforementioned agreement with Andromeda, we are in the process of reviewing several proposals for other business opportunities, including, but not limited to, other possible equity interests in the development of oil and gas properties.

Employees.  We do not currently have any employees.

Liquidity. As of March 31, 2001, we had not realized any profits from our planned operations. The Consolidated Statement of Cash Flows for the six-month period ended June 30, 2001, indicates a net loss of $47,810 compared to net loss of $83,158 for the corresponding period in 2000. The primary reasons for our reduced net loss was reduced spending on professional fees and less depreciation and amortization.

At June 30, 2001, we had total current assets of $9,979, compared to total current assets of $9,979.00 at March 31, 2001. The only assets we had at June 30, 2001, were $211 in cash and $9768 represented by notes receivable from a related party. At June 30, 2001, we had total current liabilities of $561,297, compared to total current liabilities of $161,335 at March 31, 2001. At June 30, 2001, total current liabilities exceeded total current assets by $51,318. At March 31, 2001, total current liabilities exceeded total current assets by $7,356.

For the six-month period ended June 30, 2001, our financial statements show total expenses in the amount of $30,310 compared to $49,556 for the corresponding period in 2000.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. We do currently hold short-term notes payable in the amount of $539,246. (See Note 7 of the accompanying financial statements for further details).

As of December 20, 2000, our subsidiary, Pinnacle Plastics, Inc. had discontinued its operations.

Our subsidiary, Pinnacle Plastics, Inc., a Canadian corporation ("Pinnacle"), obtained a loan with a current principal balance of $138,096.00 from the Canadian Federal Government. The Canadian Federal Government has guaranteed 85% of the loan and our directors have personally guaranteed 25% of the loan. The loan bears a floating interest rate of prime plus 2.5% and has a 5-year term. The loan is payable in monthly installments of $2,884.00 per month plus interest accrued. We cannot guarantee that we will be able to meet the payment obligations with our current cash resources. We will seek purchasers for the equipment owned by our subsidiary in an effort to raise the necessary funds to pay our subsidiary's debt. We will also continue to pursue any of our subsidiary's accounts receivable in an effort to raise additional funds. (See
Note 8 of the accompanying financial statements for further details.)

Results of Operations. We have not realized any significant revenue from operations, nor do we expect to in the foreseeable future. Our only source of liquidity will be the sale of our securities and any revenues we may earn as a result of our agreement with Andromeda. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation. We have not received any significant revenue from operations. As of the period ended June 30, 2001, we have cash reserves of $211, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Quarterly Report on Form 10QSB. We intend to raise additional financing through private offerings of our common stock. We will offer such stock for sale only after we have identified a viable business opportunity.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

Our subsidiary's inability to pay back funds borrowed from an institutional lender could potentially lead to litigation. The institutional lender has indicated that it will collect on the debt by seizing the security used for the debt; namely, our subsidiary's equipment and the personal guarantees of two of our directors. We anticipate that such action will occur on or before September 30, 2001.

Item 2.  Change in Securities
-----------------------------

During the three-month period ended June 30, 2001, our Board of Directors authorized the issuance of 5,000,000 shares of our common stock to Andromeda (as detailed above). We have subsequently issued the 5,000,000 shares of our common stock on August 7, 2001, pursuant to our agreement with Andromeda. Those shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Regulation S of the Act promulgated by the Securities and Exchange Commission. Specifically, the issuance was made to a "non-U.S. person outside of the United States of America" as that is defined under applicable state and federal securities laws.

Our Board of Directors has also authorized the issuance of our common stock to certain of our creditors. Specifically, we have offered to satisfy debt to Ninem Investments Ltd., Nolan Moss and S.A. Resource Management at a conversion rate of $0.25 per share. If the creditors accept the conversion and subject to the value of our debts on the date of conversion, we anticipate that we will issue 471,752 shares of our common stock to such creditors.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K: None

Exhibits:


10.1     Participation Agreement Between Andromeda Investments Ltd. and Us

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 20, 2001                            MICRON ENVIRO SYSTEMS, INC.


                               By:  /s/ Rod Hope
                                    --------------------------------------------
                                    Rod Hope

                              Its:  President