Form 10QSB/A
period 2001-03-31
MICRON ENVIRO SYSTEMS INC
filed 2001-11-09
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  AMENDMENT TO
                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                      -------------  -------------


COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                               98-0202-944
------                                                               -----------
(State or other        (Primary Standard Industrial             (I.R.S. Employer
jurisdiction of         Classification Code Number)          Identification No.)
incorporation or
organization)


1500 West Georgia, Suite 980, Vancouver, British Columbia               V6G 2Z6
------------------------------------------------------                  -------
(Address of principal executive offices)                              (Zip Code)


                                 (604) 719-3705
                                 --------------
                (Issuer's Telephone Number, including Area Code)




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

The Board of Directors
Micron Enviro Systems
Edmonton, Alberta
Canada



                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Micron Enviro Systems, Inc., as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Micron Enviro Systems, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated April 29, 2001. We have not performed any auditing procedures since that date.

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





Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 17, 2001

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


Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Our Development.  We were originally incorporated on January 23, 1998.


Our executive offices are located at 1500 West Georgia, Suite 980, Vancouver, British Columbia, V6G 2Z6 Our telephone number is 604-719-3705


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

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------


On July 1, 2001, we entered into consulting agreements with Graeme Sewell, Nolan Moss and Jason Gigliotti which provided, among other things, that Mr. Sewell, Mr. Moss and Mr. Gigliotti would be compensated for certain technical, business and consulting services with an aggregate 275,000 shares of our common stock each month for a term of 12 months.


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


Dated:  November 8, 2001                         MICRON ENVIRO SYSTEMS, INC.


                                       By:      /s/ Bernard McDougall
                                                -------------------------------


                                       Its:     President