Form 10QSB/A
period 2001-06-30
MICRON ENVIRO SYSTEMS INC
filed 2001-11-09
CIK 1082285

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



                              Thomas E. Stepp, Jr.
                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)



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

The Board of Directors
Micron Enviro Systems
Edmonton, Alberta
Canada


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Micron Enviro Systems, Inc. as of June 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the three and six months ended June 30, 2001 and 2000. All information included in these financial statements is the representation of the management of Micron Enviro Systems, Inc.


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





Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 16, 2001

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


The Company maintains an office in Vancouver, British Columbia, Canada.


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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K: None

Exhibits:


10.1     Participation Agreement Between Andromeda Investments Ltd. and Us

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2001            MICRON ENVIRO SYSTEMS, INC.


                               By:  /s/ Bernard McDougall
                                    --------------------------------------------
                                        Bernard McDougall


                              Its:  President