Form 10QSB
period 2001-09-30
MICRON ENVIRO SYSTEMS INC
filed 2001-11-23
CIK 1082285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                       --------------    ---------------

COMMISSION FILE NUMBER:


                           MICRON ENVIRO SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                               98-0202944
------                                                               ----------
(State or other           (Primary Standard Industrial         (I.R.S. Employer
jurisdiction of            Classification Code Number)       Identification No.)
incorporation or
organization)

1500 West Georgia, Suite980, Vancouver, British Columbia, Canada        V6G 2Z6
----------------------------------------------------------------        -------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2001, there were 14,466,417 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                          MICRON ENVIRO SYSTEMS, INC.
                        Consolidated Financial Statements
                               September 30, 2001

















                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                           MICRON ENVIRO SYSTEMS, INC.

                                TABLE OF CONTENTS

                               September 30, 2001



                                                                          PAGE
                                                                          -----
ACCOUNTANT'S REVIEW REPORT                                                  4

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                        5

         Consolidated Statements of Operations and Comprehensive Loss       6

         Consolidated Statement of Stockholders' Equity (Deficit)           7

         Consolidated Statements of Cash Flows                              8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                9 - 17

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Micron Enviro Systems, Inc. as of September 30, 2001, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three and nine months ended September 30, 2001 and 2000. All information included in these financial statements is the representation of the management of Micron Enviro Systems, Inc.

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

The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated April 29, 2001. We have not performed any auditing procedures since that date.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

November 12, 2001

                           MICRON ENVIRO SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,       December 31,
                                                                     2001                2000
                                                                  (unaudited)
                                                                 --------------      --------------

ASSETS
------
     CURRENT ASSETS
         Cash                                                    $         146       $         246         (100)
         Notes receivable from related party                             9,768               9,768            -
                                                                 --------------      --------------
            Total Current Assets                                         9,914              10,014         (100)
                                                                 --------------      --------------
                                                                                                              -
                                                                                                              -
     OTHER ASSETS                                                                                             -
         Working interest in oil and gas property                      533,504                   -      533,504
                                                                 --------------      --------------
            Total Other Assets                                         533,504                   -      533,504
                                                                 --------------      --------------
                                                                                                              -
         TOTAL ASSETS                                            $     543,418       $      10,014      533,404
                                                                 ==============      ==============
                                                                                                              -
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                                -
     CURRENT LIABILITIES                                                                                      -
         Accounts payable                                        $      24,665    $          8,141       16,524
         Notes payable to related parties                                    -              64,848      (64,848)
         Notes payable                                                  39,246             350,243     (310,997)
                                                                 --------------      --------------
            Total Current Liabilities                                   63,911             423,232     (359,321)
                                                                 --------------      --------------
                                                                                                              -
     NET LIABILITIES OF DISCONTINUED OPERATIONS                        106,475             137,854      (31,379)
                                                                 --------------      --------------
                                                                                                              -
     COMMITMENTS AND CONTINGENCIES                                           -                   -            -
                                                                 --------------      --------------
                                                                                                              -
     STOCKHOLDERS' EQUITY (DEFICIT)                                                                           -
         Common stock, 200,000,000 shares authorized,                                                         -
            $.001 par value; 14,466,417 and 7,702,758 shares                                                  -
            issued and outstanding, respectively                        14,466               7,703        6,763
         Additional paid-in-capital                                  1,354,217             284,987    1,069,230
         Accumulated deficit                                          (981,014)           (826,952)    (154,062)
         Other comprehensive loss                                      (14,637)            (16,810)       2,173
                                                                 --------------      --------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          373,032            (551,072)     924,104
                                                                 --------------      --------------
                                                                                                              -
         TOTAL LIABILITIES AND                                                                                -
            STOCKHOLDERS' EQUITY (DEFICIT)                       $     543,418       $      10,014      533,404
                                                                 ==============      ==============

                                                                             -                   -




                 See accompanying notes to financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                             For the Three Months Ended          For the Nine Months Ended
                                           --------------------------------   ---------------------------------
                                                             September 30,                       September 30,
                                           September 30,         2000          September 30,         2000
                                                2001          (restated)           2001           (restated)
                                            (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                           ---------------   --------------   ----------------   --------------
REVENUES                                   $                 $           -    $             -    $           -
                                           ---------------   --------------   ----------------   --------------
EXPENSES
     General and administrative                     3,398            1,495              9,247            6,164
     Professional services                         27,299            9,719             50,351           43,327
     Rent                                               -                -              1,409                -
     Office                                             -                -                  -            1,442
     Web page development                          15,555                -             15,555                -
                                           ---------------   --------------   ----------------   --------------
         TOTAL EXPENSES                            46,252           11,214             76,562           50,933
                                           ---------------   --------------   ----------------   --------------

LOSS FROM OPERATIONS                              (46,252)         (11,214)           (76,562)         (50,933)

OTHER INCOME (EXPENSE)
     Financing expense                             50,000                -             50,000                -
     Agreement liquidation cost                         -                -             17,500                -
                                           ---------------   --------------   ----------------   --------------
         TOTAL OTHER EXPENSE                       50,000                -             67,500                -
                                           ---------------   --------------   ----------------   --------------

LOSS BEFORE INCOME TAXES                          (96,252)         (11,214)          (144,062)         (50,933)
INCOME TAX                                              -                -                  -                -
                                           ---------------   --------------   ----------------   --------------

NET LOSS FROM CONTINUING OPERATIONS               (96,252)         (11,214)          (144,062)         (50,933)

DISCONTINUED OPERATIONS
     Loss from discontinued operations,
         net of income tax benefits               (10,000)          (8,259)           (10,000)         (52,262)
                                           ---------------   --------------   ----------------   --------------

NET LOSS                                         (106,252)         (19,473)          (154,062)        (103,195)

OTHER COMPREHENSIVE GAIN
     Foreign currency translation gain              2,173                -              2,173                -
                                           ---------------   --------------   ----------------   --------------

NET COMPREHENSIVE LOSS                     $     (104,079)   $     (19,473)   $      (151,889)   $    (103,195)
                                           ===============   ==============   ================   ==============

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED
     Net loss from continuing operations   $        (0.01)   $         nil    $         (0.02)   $       (0.01)
     Loss from discontinued operations                nil              nil                nil              nil
                                           ---------------   --------------   ----------------   --------------
         NET LOSS PER COMMON SHARE         $        (0.01)   $         nil    $         (0.02)   $       (0.01)
                                           ===============   ==============   ================   ==============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                         11,801,338        7,702,758          9,559,650        7,684,367
                                           ===============   ==============   ================   ==============







                 See accompanying notes to financial statements.

                           MICRON ENVIRO SYSTEMS INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                        Common Stock
                                                   -----------------------                                  Other         Total
                                                     Number                 Additional    Accumulated   Comprehensive Stockholders'
                                                    of Shares     Amount   Paid-in Capital   Deficit    Gain (Loss)  Equity(Deficit)
                                                   ---------- ------------ ------------  ------------- ------------- -------------
Balance, January 1, 2000                           7,620,000        7,620      264,380       (337,932)       (1,331)      (67,263)
                                                   ----------   ----------   ----------    -----------   -----------   -----------
Issuance of common stock for conversion
    of accounts payable at $0.25 per share            82,703           83       20,607              -             -        20,690

Net loss, December 31, 2000                                -            -            -       (489,020)            -      (489,020)

Foreign currency translation loss                          -            -            -              -       (15,479)      (15,479)
                                                   ----------   ----------   ----------    -----------   -----------   -----------
Balance, December 31, 2000                         7,702,703        7,703      284,987       (826,952)      (16,810)     (551,072)

Issuance of common stock for conversion of
    notes payable at $0.25 - $0.50 per share       1,098,580        1,098      408,612              -             -       409,710

Issuance of common stock for note payable associated
    with working interest in oil and gas property
    at $0.10 per share                             5,000,000        5,000      495,000              -             -       500,000

Issuance of common stock for debt and personal
    guarantees at $0.25 per share                    665,134          665      165,618              -             -       166,283

Net loss for the nine months ended September               -            -            -       (154,062)            -      (154,062)
30, 200-

Foreign currency translation gain                          -            -            -              -         2,173         2,173
                                                   ----------   ----------   ----------    -----------   -----------   -----------
Balance, September 30, 2001 (unaudited)            14,466,147   $  14,466   $1,354,217    $ (981,014)   $   (14,637)   $  373,032
                                                   ==========   ==========  ===========   ============  ============   ===========






                 See accompanying notes to financial statements.

                       MICRON ENVIRO SYSTEMS INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                              ------------------------------------
                                                                               September 30,       September 30,
                                                                                   2001                2000
                                                                               (unaudited)          (unaudited)
                                                                              ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                              $     (154,062)     $      (103,195)
        Adjustments to reconcile net loss
        to net cash provided (used) by operating activities:
           Stock issued for debt and personal guarantees                             166,283               20,690
           Increase in accounts payable                                               16,524                    -
           Provided by discontinued operations                                         6,832               54,044
                                                                              ---------------     ----------------
     Net cash provided (used) by operating activities                                 35,577              (28,461)
                                                                              ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase of investment in working interest                                   (33,504)                   -
        Investments in discontinued operations                                             -                2,781
                                                                              ---------------     ----------------
     Net cash provided (used) by investing activities                                (33,504)               2,781
                                                                              ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Financing from discontinued operations                                             -              (14,494)
                                                                              ---------------     ----------------
     Net cash used by financing activities                                                 -              (14,494)
                                                                              ---------------     ----------------

Change in cash                                                                         2,073              (40,174)

Adjustment for foreign currency                                                       (2,173)                   -

Cash, beginning of period                                                                246               46,752
                                                                              ---------------     ----------------

Cash, end of period                                                           $          146      $         6,578
                                                                              ===============     ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                            $            -      $         9,747
                                                                              ===============     ================
     Income taxes paid                                                        $            -      $             -
                                                                              ===============     ================
NON-CASH TRANSACTIONS:
     Stock issued for debt and personal guarantees                            $      166,283      $        20,690
     Stock issued in exchange for notes payable                               $      409,710      $             -
     Working interest acquired by note payable                                $      500,000      $             -
     Note receivable issued to related party for inventory,
        equipment, and other asset                                            $            -      $         9,768








                 See accompanying notes to financial statements.

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

The Company now maintains an office in Vancouver, British Columbia, Canada.

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

On May 29, 2001, the Company's board of directors signed a participation agreement to purchase a 5% working interest in an oil and gas well in Fresno, CA. See Note 4.

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $154,062 for the nine months ended September 30, 2001, and has an accumulated deficit of $981,014 and negative working capital. The Company's management is currently exploring new business opportunities which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and

Going Concern (continued)
-------------------------
classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basic and Diluted Loss Per Share
--------------------------------

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding at September 30, 2001.

Cash and Cash Equivalents
-------------------------

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
--------------------

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

Derivative Instruments (continued)
----------------------------------
Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Interim Financial Statements
----------------------------
The interim financial statements as of and for the nine months ended September 30, 2001 and 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

At September 30, 2001, the Company had net deferred tax assets of approximately $196,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $980,000, which expire in the years 2018 through 2021.

Accounting Pronouncements
-------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

Accounting Pronouncements (continued)
-------------------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is not expected to result in an increase in net income for 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense for the three months ended September 30, 2001 and 2000 were $0 and $27,440, respectively, which is included in loss from discontinued operations. The useful lives of property, plant and equipment for purposes of computing depreciation is as follows:

         Equipment                                 5 - 10 years

         Trailers                                       4 years

         Molds and dies                             3 - 4 years

         Small tools                                    2 years


NOTE 4- WORKING INTEREST IN OIL AND GAS PROPERTY

On March 27, 2001, the Company executed a participation agreement with Middlegate Investments Inc., which entitled the Company to a 5% working interest in an oil and gas property in Fresno County, California. In exchange for the working interest, the Company issued a non-interest bearing note in the amount of $60,000 due by May 24, 2001 and agreed to issue 300,000 common stock shares on the due date of the note. These shares were to be valued at $0.28 per share, which was the fair market value of the shares at the date of the agreement. Subsequent to the agreement's execution, the Company concluded that it would not pay the required $60,000 or issue the required shares, as it was advised that, due to Middlegate's failure to honor cash calls under its agreement with Brothers Oil and Gas, Middlegate was in default. The Company subsequently negotiated a new agreement with Andromeda Investments Ltd. on May 29, 2001 for the same 5% working interest from Brothers Oil and Gas. In exchange for the working interest, the Company agreed to issue 5 million shares of its common stock, valued at $0.10 per share. These shares were issued August 7, 2001. Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.

The Company's management believes that the current testing of the oil and gas property will lead to future cash flows. Management has, and will continue to, valuate this working interest in accordance with SFAS 121.

NOTE 5 - INTANGIBLE ASSETS

During the period ended December 31, 1998, Micron Enviro Systems, Inc. purchased pre-patent rights of $1,248 from Dust Check Filters, Inc. These pre-patent rights were being amortized over a useful life of ten years. During the year ended December 31, 2000, these pre-patent rights were sold to a then related party. See Note 9.

Manufacturing and technical licenses were purchased for $225,052 during the year ended December 31, 1999. These licenses were being amortized over a useful life of ten years. During the year ended December 31, 2000, these intangible assets were sold or deemed to have no value and were written off. See Note 9 and 10.


NOTE 6 - SHORT-TERM DEBT

Short-term notes payable consists of the following:

                                                          September 30,               December 31,
                                                               2001                       2000
                                                        -------------------         ------------------
       Notes Payable to Related Parties:
           S. A. Resources Management Ltd.              $                -          $          40,159
           Ninem                                                         -                     41,379
           Tangle Creek                                                  -                     64,848
                                                        -------------------         ------------------
                                                        $                -          $         146,386
                                                        ===================         ==================
       Notes Payable:
           Krause Chemical, Ltd.                        $           40,159          $               -
           Ian McIntyre                                                  -                     11,174
           Nolan Moss                                               36,400                      4,707
           Great Plains, Inc.                                            -                    334,362
           Tangle Creek                                              2,846                          -
                                                        -------------------         ------------------
                                                        $           79,405          $         350,243
                                                        ===================         ==================



The note to S.A. Resources Management Ltd. bears no interest or specified terms of repayment, is secured by inventory, accounts receivable and a General Security Agreement covering property and equipment. This note was assigned to Krause Chemical, Ltd. on August 31, 2001. This note is included in the net liabilities of discontinued operations.

The note payable to Ninem bore no interest or specified terms of repayment. It was converted to common stock during September of 2001. This note was included in the net liabilities of discontinued operations at December 31, 2000.

The notes payable for Tangle Creek, Ian McIntyre and Great Plains, Inc. are unsecured, bear no interest and are payable contingent on the Company making sufficient profit from operations and upon the resolution of its board of directors. Tangle Creek Cattle Co. was a related party before the former president of the Company resigned. See Note 9. In March 2001, the Company exchanged 799,948 shares of common stock for the note payable to Great Plains, Inc., 41,936 shares of common stock for the note payable to Ian McIntyre, and 256,696 shares of common stock for the note payable to Tangle Creek.

The notes payable due to Tangle Creek and Nolan Moss at September 30, 2001 represents expenses paid on behalf of the Company.

Subsequent to September 30, 2001, notes payable to Krause Chemical, Ltd. and Nolan Moss have been converted to common stock shares. See Note 12.

NOTE 7 - LONG-TERM DEBT

Pinnacle Plastics Inc. has a Small Business Loan secured by a general security agreement covering inventory and equipment, assignment of insurance proceeds, and the limited personal guarantees of two former directors, which were assumed by the Company in September of 2001. The loan is payable in monthly installments of $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004 and a principal balance of $138,096. This note is included in the net liabilities of discontinued operations and is currently in default.


NOTE 8 - COMMON STOCK

Upon incorporation, 10,000,000 shares of common stock were sold at $0.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reverse stock split of one share of common stock for every two shares held, reducing the Company's outstanding common stock to 5,000,000 shares.

During the year ended December 31, 1999, the Company issued 620,000 common stock shares for cash at $0.10 per share. Common stock shares were also issued for the acquisition of subsidiary PPI. A total of 2,000,000 shares were issued for the acquisition valued at $0.10 per share. See Note 10.

During the year ended December 31, 2000, the Company converted debt of $20,690 arising from operating expenses into 82,703 common stock shares.

During the three months ended March 31, 2001, the Company converted debt of $409,710 to 1,098,580 common stock shares. See Note 6.

During the three months ended September 30, 2001, the Company issued 5,000,000 common stock shares for a working interest in an oil and gas property. See Note
4. The Company also issued 665,134 common stock shares for debt and personal guarantees.


NOTE 9 - RELATED PARTIES

The former president of the Company is also the president and stockholder of Ideal Management, Inc., and former president and stockholder of Tangle Creek Cattle Co., both of which have, subsequent to 1998, advanced funds to the Company. Tangle Creek Cattle Co. advanced funds to acquire the inventory and equipment for the Company in return for a note payable. During the year ended December 31, 2000, Tangle Creek reacquired the pre-patent rights, technology rights, equipment, and inventory for $8,565 cash and a non-interest bearing note receivable of $9,768. During the quarter ended June 30, 2001, the then president of the Company divested himself of any and all interests in Tangle Creek Cattle Co.

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease
-----
The Company had a lease agreement in effect at December 31, 2000 which was allowed to lapse during 2001.

Consulting Agreements
---------------------
During the quarter ended September 30, 2001, the management of the Company experienced material changes in their composition. The Company entered into 3 consulting agreement with the new members of management where up to 275,000 common stock shares may be issued, per month, for up to one year as payment for services rendered.


NOTE 12 - SUBSEQUENT EVENTS

Shares Issued
-------------
Notes payable, outstanding at September 30, 2001, to Krause Chemical, Ltd. and Nolan Moss have been fully satisfied by conversion to 514,749 common stock shares. Regarding other debts that have occurred subsequent to September 30, 2001, 235,000 common stock shares have been issued in full satisfaction.

Item 2.  Management's Plan of Operation
---------------------------------------

Our Business. We were originally incorporated for the purposes of manufacturing low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting our due diligence, we decided to shift the focus of our business. We then completed the research and development of technology designed to recycle hydraulic oil. We also completed a market analysis and feasibility study regarding the recycling of hydraulic oil. We then determined that it was not in the best interests of the Company or its shareholders to conduct this type of business. We are presently engaged in oil and gas development.

On March 27, 2001, the Company executed a participation agreement with Middlegate Investments Inc., which entitled the Company to a 5% working interestin an oil and gas property in Fresno County, California. In exchange for theworking interest, the Company issued a non-interest bearing note in the amountof $60,000 due by May 24, 2001 and agreed to issue 300,000 common stock shareson the due date of the note. These shares were to be valued at $0.28 per share,which was the fair market value of the shares at the date of the agreement. Subsequent to the agreement's execution, the Company concluded that it would not pay the required $60,000 or issue the required shares, as it was advised that, due to Middlegate's failure to honor cash calls under its agreement withBrothers Oil and Gas, Middlegate was in default. The Company subsequently negotiated a new agreement with Andromeda Investments Ltd. on May 29, 2001 forthe same 5% working interest from Brothers Oil and Gas. In exchange for the working interest, the Company agreed to issue 5 million shares of its common stock, valued at $0.10 per share. These shares were issued August 7, 2001. Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%. The Company's management believes that the current testing of the oil and gas property will lead to future cash flows.

Our Subsidiary. On March 11, 1999, we acquired Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("Pinnacle"), as a wholly-owned subsidiary. We planned to focus on marketing drainage chambers produced by Pinnacle. Pinnacle had developed a process for the manufacturing of plastic drainage chambers in conjunction with a United States distributor which holds patents on chamber designs. Through Pinnacle, we designed and built the manufacturing equipment necessary to produce plastic drainage chambers. Unfortunately, Pinnacle was unable to manufacture the chambers which met the requirements of the United States distributor. Following several unsuccessful attempts to renegotiate standards and after several production runs, Pinnacle failed to achieve a standard acceptable to the United States distributor and was forced to abandon further production of the drainage chambers. We have abandoned any further plan to develop Pinnacle or its operations.

Our Future Plans. Our only current potential source of revenue is the revenue we may earn by virtue of our potential interest in the Fresno Property. However, as discussed above, we may never realize that interest. Our strategy for growth is substantially dependent upon our ability to raise additional capital and indentify other sources of potential revenue. Our ability to continue as a going concern depends on our ability to locate and realize other sources of revenue. Other companies, including those with substantially greater financial, marketing and sales resources, will compete with us with respect to any further sources of revenue, and those other companies will likely have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute any products at any time or on acceptable terms. Our failure to successfully identify other source of revenue will have a material adverse effect on our business, financial condition or results of operations. In addition to the aforementioned agreement with Andromeda, we are in the process of reviewing several proposals for other business opportunities, including, but not limited to, other possible equity interests in the development of oil and gas properties.

Current exploration. On or about October 29, 2001, operations re-commenced on the Coalinga Nose 1-1 Well. A Caza drill rig was mobilized over the well. The well is currently being prepared for a cased hole evaluation log (TMD-L) and a cased hole cement bond log will be run over the Martinez sand and Moreno shale formations. The well will then be deepened to the company's main objective, the Brown Mountain sand, beginning with a mud weight of 13.5 PPG. Upon reaching total depth, an open hole e-log of the Brown Mountain sand will be run. It is anticipated to have the data from the logs shortly.

Production casing has already been run down to 10, 106 feet. This casing is 21 feet below the lowest potential productive interval from the company's first secondary target, the Paleocene Martinez sand. The cretaceous Moreno shales lie below this formation that extended to 10,800 feet in the original hole and also holds several potential secondary targets. Upon review of the mud logs from the sidetrack operation, there is a total of 97 feet of sand from three distinct zones, each having very sharp and high gas shows and a high content of live oil. Those sand sections also correlate to the very distinguishable drilling breaks indicating a high-quality sand. Only two wells, drilled in the 1940s, have penetrated the Martinez sand within the prospect area located 3,500 feet northwest and 5,200 feet southeast of MSEV's Coalinga Nose 1-1 gas well. Both penetrated these same gas and oil sands and combined with data from the 3-D seismic data, it is expected that these sands are pervasive throughout the property. Initial results from this secondary target alone could possibly justify completion of this field. Initial e-logs of the Brown Mountain sands indicated potential net pay of between 50 to 100 feet. At this point it is still preliminary, but based on the data received so far, we may be able to classify the Coalinga Nose 1-1 Well a discovery well.

Current negotiations for additional oil and gas interests. We are in the final due diligence stage regarding obtaining a working interest in a 15 well oil project in Texas, and we are also negotiating an interest in the Travis Prospect, which is less than one mile from the largest gas field in California, the Rio Vista Field, that has produced more than 3.6 TCF of gas to date.

Employees. We do not currently have any employees and do not expect any significant increase in employees in the next twelve months.

Liquidity. As of September 30, 2001, we had not realized any revenues from our operations. The Consolidated Statement of Operations and Comprehensive Loss for the three-month period ended September 30, 2001, indicates a net loss from operations of $96,252 compared to net loss of $11,214 for the corresponding period in 2000. The primary reasons for our increased net loss was increased spending on professional fees, and web page development and financing expense.

At September 30, 2001, we had total current assets of $543,418, compared to total current assets of $10,014 at December 31, 2000. Our cash decreased from $246 at December 31, 2000 to $146 at September 30, 2001.
For the three-month period ended September 30, 2001, our financial statements show total expenses in the amount of $46,252 compared to $11,214 for the corresponding period in 2000.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way. Our total shareholders' equity increased from a deficit of $551,072 at December 31, 2000 to a postivie $373,032 at September 30, 2001.

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

Plan of Operation. We have not received any significant revenue from operations. As of the period ended September 30, 2001, we have cash reserves of $146, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Quarterly Report on Form 10QSB. We intend to raise additional financing through private offerings of our common stock. We will offer such stock for sale only after we have identified a viable business opportunity.

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

Item 2.  Change in Securities
-----------------------------

During the three-month period ended June 30, 2001, our Board of Directors authorized the issuance of 5,000,000 shares of our common stock to Andromeda (as detailed above). We issued the 5,000,000 shares of our common stock on August 7, 2001, pursuant to our agreement with Andromeda. Those shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Regulation S of the Act promulgated by the Securities and Exchange Commission. Specifically, the issuance was made to a "non-U.S. person outside of the United States of America" as that is defined under applicable state and federal securities laws.

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

During the 3 months ended 9-30-01, Ninem accepted this conversion feature. S.A. Resources assigned their note to Krause Chemical, Ltd. Subsequent to Sept. 30, 2001, Krause & Nolan converted to equity.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

Reports on Form 8-K: On November 9, 2001, the company filed a current report on form 8-K specifying a change of officers and directors; specifically, that on September 12, 2001, Bernard McDougall, Steve Amdahl and Paul Stringer were appointed to the Company's Board of Directors. That Form 8-K also specified that, on September 14, 2001, three of our directors, Rodney Hope, Wayne Minion and Stan Schellenberger, resigned their positions as directors of the Company, and those resignations were accepted by the Company's Board of Directors on that date. That Form 8-K also specified that none of these directors resigned because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices, nor has any such director furnished the Company with a letter describing any such disagreement. That Form 8-K also specified that Rodney Hope resigned his position as President of the Company effective September 14, 2001, and that the Board of Directors appointed Bernard McDougall as President on September 14, 2001.


Exhibits: None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 21, 2001           MICRON ENVIRO SYSTEMS, INC.


                                     By:      /s/ Bernard McDougall
                                              ---------------------------------
                                              Bernard McDougall

                                     Its:     President