Form 10KSB
period 2001-12-31
MICRON ENVIRO SYSTEMS INC
filed 2002-04-15
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


                           Micron Enviro Systems, Inc.
             (Exact name of registrant as specified in its charter)

Nevada                                                       98-0202-944
-------                                                      -----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1500 West Georgia Street, Suite 980
-----------------------------------
Vancouver, B.C.                Canada                        V6G 2Z6
----------------              --------                       --------
(Address of principal executive offices)                     (Zip Code)

(604) 719-3705
---------------
(Registrant's Telephone Number, Including Area Code)


              Securities registered under Section 12(b) of the Act:
         Title of Each Class: Name of Each Exchange on which Registered:
                                      None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, Par Value $.001
                          -----------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(X)

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) On April 5, 2002, the closing price of our common equity was $0.07.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 2001, there were 16,866,166 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I


Item 1. Description of Business.
--------------------------------

Our Development. We were originally incorporated on January 23, 1998.

Our executive offices are located at 1500 West Georgia Street, Suite 990, Vancouver, B.C. Canada V6G 2Z6. Our telephone number is (604) 719-3705.

Our Business. We were originally incorporated for the purposes of manufacturing
------------
low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting our due diligence, we decided to shift the focus of our business. We then completed the research and development of technology designed to recycle hydraulic oil. We also completed a market analysis and feasibility study regarding the recycling of hydraulic oil. We then determined that it was not in the best interests of the Company or its shareholders to conduct this type of business.

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

However, after we completed a feasibility and market analysis of the air filter project, we made the decision that the air filter project was not commercially viable and we sold back to Tangle Creek all the assets we acquired from Tangle Creek, including, but not limited to, all of the equipment and inventory of Dustcheck. In exchange for such assets, Tangle Creek paid us an agreed upon amount of cash and we are holding a note receivable for $9,768.00 as of December 31, 2001.

On May 29, 2001, the Company's board of directors signed a participation agreement to purchase a working interest in an oil and gas well in Fresno, CA. See Note 3 to the Company's financial statements. The Company has been deemed an oil and gas company in the exploration stage.

The participation agreement with Andromeda Investments Ltd. provided for a 5% working interest in the Coalinga Nose Prospect located in Fresno County, California. In exchange for the 5% working interest, the Company issued five million shares of its common stock, valued at $0.10 per share. These shares were issued August 7, 2001.

Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%. The well drilled on the property was unsuccessful and the costs associated with this project have been written-off. The project may be abandoned in the future if further financing is not available.

Our Subsidiary. In or about March, 1999, we issued 2,000,000 shares of our $.001
--------------
par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("Pinnacle"), in exchange for 2,000,000 shares of Pinnacle's common stock.

Our primary marketing focus was to be on the drainage chambers produced by Pinnacle. Pinnacle had developed a process for the manufacturing of plastic drainage chambers in conjunction with a United States distributor which holds patents on chamber designs. Through Pinnacle, we designed and built the manufacturing equipment necessary to produce plastic drainage chambers. Unfortunately, Pinnacle was unable to manufacture the chambers which met the requirements of the United States distributor. Following several unsuccessful attempts to renegotiate standards and after several production runs, Pinnacle failed to achieve a standard acceptable to the United States' distributor and was forced to abandon further production of the drainage chambers.

The facilities and equipment used for the production of the chambers has been dismantled and Pinnacle has sold all inventory. As of December 20, 2000, Pinnacle discontinued its operations.

Future Plans. Subsequent to the year ended December 31, 2001, the Company
------------
subscribed to a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stevens County, Texas. The Company has paid all costs for the drilling of the first well on this property. The Company's ability to continue with this project is contingent on being able to meet all future cash calls.

Employees. We do not currently have any employees. Due to our lack of funding,
---------
we anticipate that we will require very few, if any, employees during the next fiscal year. Therefore, we do not anticipate any material change in the number of employees during the next 12 months.


Item 2. Description of Property.
--------------------------------

Our Property. During the fiscal year ended December 31, 2001, we held a working interest in the following property:

Coalinga Nose Prospect (Fresno, California)
-------------------------------------------

The Company negotiated an agreement with Andromeda Investments Ltd. on May 29, 2001 for a 5% working interest in certain proposed wells on an oil and gas lease located in Fresno, California, which we refer to as the Coalinga Nose Prospect. In exchange for the working interest, the Company issued 5 million shares of its common stock, valued at $0.10 per share. These shares were issued August 7,

2001. Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.

The Company entered into a Participation Agreement with Andromeda Investments Ltd. pursuant to which the Company was granted the option to participate in a 5% working interest (a 2.5% net revenue interest until payout and a 1.875% net revenue interest after payout) in certain wells and a 2.5% working interest (1.25% net revenue interest before and after payout) in certain other wells to be drilled on the Coalinga Nose Gas Prospect, Fresno, California. In addition to the acquisition cost of the option, the Company was also to make staged payments to complete due diligence, complete exercise of the option and to fund estimated dry hole costs of the initial test well.

On July 1, 2001, drilling commenced on the first well in Block A, the Coalinga Nose 1-1, towards the primary target of the Brown Mountain Sands. The well was drilled to the target depth of 11,167 feet and e-logs were run on the Brown Mountain Sands. As the operator was attempting to run e-logs on the Moreno Sands, the e-log equipment became lodged in the well. At this point, the well was sidetracked and drilling continued vertically. Production casing was set and cemented down to approximate 10,130 feet.

The sidetrack drilling was then completed to a depth of 11,150 feet and E-logs and sonic-logs were run to determine the primary targets. After testing it was determined that the well was not commercial. In accordance with accounting policies, the property has been written-off in the period ending December 31, 2001. The Company has been informed by the operator of the Coalinga Nose 1-1 well that plug and abandoning has begun and will be executed. The Company had entered into negotiations to perforate the zone located above the original lease, but those negotiations were not favourable to the Company and therefore will not be pursued at this time.

Stevens County, Texas
---------------------

The Green Ranch Prospect is a proposed 15 well program consisting of 4,131 acres of leasehold on the Green Ranch in Stephens County, Texas. This leasehold is located approximately 50 miles northeast of Abilene, Texas and approximately 10 miles northwest of Breckenridge, Texas, along the North Stephens-Shackelford County line. The primary target formation in this prospect is the Bend Conglomerate at a depth of approximately 4,500 feet. Secondary target formations are Caddo, Rotten Chert, Mississippian and Ellenberger. MSEV has secured a 5% Working Interest with a net revenue of 2.5%. The Green Ranch Prospect lies within an oil and gas producing province identified as Texas Railroad Commission District 7B, which encompasses 24 Counties I North Central Texas. TRRC reports indicate District 7B has produced a total of 2.225 Billion barrels of Oil during the period from 1935 through June of 2001. These reports also indicate the district has made 2.277 TCF of unassociated gas (gas wells) from 1970 through June of 2001. It is estimated that this district accumulated approximately 2.78 TCF of casinghead gas. During the year 2000, District 7B made 14.1 Million barrels of oil, 18.6 BCF of casinghead gas and 45.3 BCF of unassociated gas.

Within an area approximately 120 miles long and 40 miles wide running from Archer County to the North to Brown County to the South, lays the Bend Arch. It covers portions of Archer, Jack, Throckmorton, Shackelford, Callahan, Eastland and Brown Counties, and all of Stephens and Young Counties, all within District 7B. As the name implies, the Bend Arch is a broad, gentle structural arch, which plunges northward from the Llano Uplift across West Central Texas, terminating in the regional synclinal area south of the Red River Uplift. It was a stable area with subsidence on either side as the Fort Worth Basin formed on the East and Permian Basin formed on the west. As the Bend Arch was relatively stable throughout a large part of geologic history, the area afforded favourable environments for deposition of oil and gas reservoir beds, beginning with Ordovician and continuing into the Permian. Principal producing formations are the Mississippian, Bend sands and conglomerates, the Caddo limestone and Strawn sands.

The Bend Arch/ Ft. Worth Basin has been one of the more active drilling areas during the resurgence of U.S. drilling, which began after the OPEC embargo. It has consistently appeared on the list of the 10 most active provinces in terms of wells completed and footage drilled. During the period 1974 through 1980, 9,177 oil wells and 4,520 gas wells were drilled and completed in this area. The reason for the high activity was the combination of relatively shallow depths (2,000-6,000 feet) combined the high producing rates and reserves produced excellent economics.

The information provided by the geologist who interpreted the seismic testing results on the Green Ranch Prospect indicates he used a 3-D computer model to interpret 2-D seismic data. According to reliable sources in the geophysical field, in the absence of actual 3-D seismic, using 2-D seismic in a 3-D seismic computer program is a common practice. It gives the geophysicist or geologist a much more efficient way of looking at and interpreting large amounts of data, as is the case with the Green Ranch Prospect. Through the interpretation of the seismic data, several "bright spots" have been identified and are the primary targets of this prospect.


Item 3. Legal Proceedings.
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

The inability of Pinnacle Plastics, Inc., a private corporation incorporated in the Province of Alberta, Canada, and a wholly owned subsidiary of the Company ("PPI"), to repay funds borrowed from an institutional lender could potentially result in litigation. Specifically, in March 1999, the Company acquired all of the outstanding common stock of PPI in exchange for 2,000,000 shares of the Company's common stock valued at USD $0.10 per share. PPI, therefore, then became a wholly-owned subsidiary of the Company.

The Company planned to market drainage chambers produced by PPI. PPI had developed a process for the manufacturing of plastic drainage chambers in conjunction with a United States distributor, which holds patents on chamber designs. Through PPI, the Company designed and built the manufacturing equipment necessary to produce the plastic drainage chambers. Unfortunately, PPI was unable to manufacture chambers which satisfied the requirements of the United States distributor. Following several unsuccessful attempts to renegotiate standards and after several production attempts, PPI failed to achieve a standard acceptable to the United States distributor and was forced to abandon additional production of the drainage chambers. The Company abandoned any additional plans to develop PPI or PPI's operations.

On December 20, 2000, PPI discontinued its operations. PPI, however, had obtained a Small Business Loan with a principal balance at November 21, 2001, of approximately CDN $138,096.00 from an institutional lender (this law firm is informed and believes this to be the Bank of Nova Scotia, but have no documentation supporting that information) through the Canadian Federal Government ("Loan"). The Canadian Federal Government has guarantied 85% of the Loan, and two of the Company's former directors personally guarantied 25% of the Loan, which guaranties were assumed by the Company in September of 2001. The Loan is also secured by a general security agreement relating to inventory and equipment and an assignment of insurance proceeds. The Loan is payable in monthly installments of CDN $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004. The note evidencing the Loan is included in the Company's financial statements as net liabilities of discontinued operations and is, currently, in default.

The institutional lender has indicated that it will collect the Loan indebtedness by foreclosing the security for that indebtedness, specifically, PPI's inventory and equipment. The institutional lender has also indicated that it will demand payment of any deficiency from the guarantors. Because the guaranties have been assumed by the Company, the Company could be liable for any deficiency of that indebtedness.


Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

Not Applicable


                                     PART II


Item 5. Market Price for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and
---------------------------
Exchange Commission ("SEC"). We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "MSEV". The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The following chart from

Yahoo!Finance specifies monthly high and low quotations. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

           Date      Open      High     Low      Close       Volume       Adj.
                                                                         Close*
          Apr 02     0.06      0.08     0.06      0.06        92,800      0.06
          Mar 02     0.06      0.09     0.05      0.07       429,300      0.07
          Feb 02     0.13      0.16     0.05      0.06        60,500      0.06
          Jan 02     0.16      0.16     0.09      0.12       116,400      0.12
          Dec 01     0.17      0.18     0.08      0.16       265,200      0.16
          Nov 01     0.25      0.29     0.17      0.17       143,700      0.17
          Oct 01     0.14      0.33     0.14      0.25        70,500      0.25
          Sep 01     0.26      0.37     0.13      0.14        50,000      0.14
          Aug 01     0.20      0.59     0.16      0.25       266,400      0.25
          Jul 01     0.21      0.26     0.16      0.19       130,900      0.19
          Jun 01     0.10      0.49     0.09      0.22       364,300      0.22
          May 01     0.27      0.27     0.08      0.10        20,500      0.10
          Apr 01     0.26      0.35     0.22      0.29         5,000      0.29
          Mar 01     0.20      0.45     0.19      0.23        56,000      0.23
          Feb 01     0.14      0.14     0.14      0.14        10,000      0.14
          Jan 01     0.14      0.20     0.09      0.16        46,700      0.16
          Dec 00     0.13      0.13     0.06      0.06        22,300      0.06
          Nov 00     0.13      0.13     0.13      0.13        10,000      0.13
          Oct 00     0.15      0.15     0.13      0.13           100      0.13
          Sep 00     0.15      0.15     0.15      0.15       200,000      0.15
          Aug 00     0.19      0.22     0.16      0.16        25,000      0.16
          Jul 00     0.19      0.25     0.16      0.16        10,000      0.16
          Jun 00     0.38      0.38     0.22      0.22        10,800      0.22


There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted
----------------------
by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

- a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
- a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
- a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
- a toll-free telephone number for inquiries on disciplinary actions;
- definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
- such other information, in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

- the bid and offer quotations for the penny stock;
- the compensation of the broker-dealer and its salesperson in the transaction;
- the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
- monthly account statements showing the market value of each penny stock held in the customer's account.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of
------------------------------------------------------------------------------
Operation.
----------

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

Liquidity and Capital Resources. We have not realized any revenue from
-------------------------------
operations. The Consolidated Statement of Operations for the year ended December 31, 2001 indicate a net loss of $1,304,451, compared to a net loss of $504,499 for the fiscal year ended December 31, 2000.

We cannot predict when, and if, we will realize positive revenue.

For the year ended December 31, 2000, we had total expenses of $63,297. For the year ended December 31, 2001, we had total expenses of $1,091,937. The increase resulted primarily from increases in costs associated with: management consulting, professional services, and exploration expenses. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

The discontinuation of PPI's operations resulted in recognition of losses from discontinued operations of $145,014 and $259,922 for the years ended December 31, 2001 and 2000, respectively. Previously classified other comprehensive losses of $15,479 for 2000 and $1,331 for 1999 have been reclassified to be included in the losses from discontinued operations for their respective periods. These reclassifications resulted in an increase of the net loss for 2000 from $489,020 to $504,499, and for 1999 from $337,932 to $339,263, and the associated restatement of accumulated deficit.

PPI owes various creditors approximately $200,000. Of this amount, approximately $145,000 (including interest) is to the Bank of Nova Scotia for a small business loan. Two of the Company's former directors personally guaranteed 25% of this loan. Prior to leaving the Company in September of 2001, the Company passed a resolution assuming these individual's guarantees. Current management and their legal counsel do not believe the aforementioned resolutions to be appropriate. In the event that they are wrong, the Company could be held liable for the aforementioned guarantees. The balance of the liabilities of PPI do not appear to be liabilities of the Company. However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and might obtain a judgment against the Company. The Company is currently determining the most appropriate manner to liquidate this subsidiary.

Results of Operations. We have not realized any significant revenue from
---------------------
operations, nor do we expect to in the foreseeable future. Our only source of liquidity in the next 12 months will be the sale of our securities. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation. We have not received any significant revenue from operations
-----------------
during any of the three fiscal years immediately prior to the filing of this Annual Report on Form 10KSB. We currently have cash reserves of $407, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Annual Report on Form 10KSB. We intend to raise additional financing through private offerings of our common stock. We will offer such stock for sale only after we have identified a viable business opportunity. We have aligned ourselves with a United States oil and gas prospect consultant in order to evaluate certain specific oil and gas exploration projects. We will use the capital raised from such activities to finance future business activities.

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

Our Plan of Operations For Next 12 Months. The well drilled on the Coalinga Nose
-----------------------------------------
Prospect property in Fresno County, California was unsuccessful and the costs associated with this project have been written-off. The project may be abandoned in the future if further financing is not available.

The Company subscribed to a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Steven County, Texas. The Company's ability to continue with this project is contingent on being able to meet future cash calls.

We plan to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas producing properties, although we have not yet identified any specific interests. We believe our current cash resources are not sufficient to allow us to complete the task of identifying other business opportunities, but our management has agreed to finance the evaluation of such business opportunities for the next 12 months. However, we cannot guaranty that we will be able to successfully locate a viable business opportunity. Our failure to locate a viable business opportunity will significantly affect our ability to continue our operations.

Our management has identified an additional multi-well prospect within Texas and we are in the final stages of our due diligence. Our management has also had preliminary discussions on a multi-well oil prospect in Peru.

Risks Associated with Operations and Expansion. As discussed above, we hope to
----------------------------------------------
enter into arrangements whereby we will acquire equity interests in oil and gas properties. However, there are certain risks associated with the oil and gas business, including, but not limited to, severe fluctuations in oil and gas prices, strict regulatory requirements, uncertainty of oil and gas reserves and severe market fluctuations. There can be no assurance that such risks will not have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.


Item 7. Financial Statements
----------------------------

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Consolidated Financial Statements
                                December 31, 2001
















                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                           MICRON ENVIRO SYSTEMS, INC.





INDEPENDENT AUDITOR'S REPORT                                     1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                 2

     Consolidated Statements of Operations                       3

     Consolidated Statement of Stockholders' Deficit             4

     Consolidated Statements of Cash Flows                       5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                   6

Board of Directors
Micron Enviro Systems, Inc.
Vancouver, British Columbia
Canada

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Micron Enviro Systems, Inc. (an exploration stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from May 29, 2001 (inception of exploration stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro
Systems, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period from May 29, 2001 (inception of exploration stage) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

March 15, 2002

                           MICRON ENVIRO SYSTEMS INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                 December 31,            2000
                                                                     2001             (restated)
                                                                --------------      --------------

ASSETS
     CURRENT ASSETS
        Cash                                                    $          407      $          246
        Notes receivable from stockholder
         less allowance for bad debts of $6,922 and $0                   2,846               9,768
                                                                --------------      --------------
            Total Current Assets                                         3,253              10,014
                                                                --------------      --------------

        TOTAL ASSETS                                            $        3,253      $       10,014
                                                                ==============      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
     CURRENT LIABILITIES
        Accounts payable                                        $       42,524      $        8,141
        Notes payable to stockholders                                    2,846             415,091
                                                                --------------      --------------
            Total Current Liabilities                                   45,370             423,232
                                                                --------------      --------------

     NET LIABILITIES OF DISCONTINUED OPERATIONS                        201,330             137,854
                                                                --------------      --------------

     COMMITMENTS AND CONTINGENCIES                                           -                   -
                                                                --------------      --------------

     STOCKHOLDERS' DEFICIT
        Common stock, 200,000,000 shares authorized,
            $.001 par value; 16,866,166 and 7,702,703 shares
            issued and outstanding, respectively                        16,866               7,703
        Additional paid-in-capital                                   1,887,900             284,987
        Pre-exploration stage accumulated deficit                     (874,762)                  -
        Accumulated deficit during exploration stage                (1,273,451)           (843,762)
                                                                --------------      --------------
        TOTAL STOCKHOLDERS' DEFICIT                                   (243,447)           (551,072)
                                                                --------------      --------------

        TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIT                               $        3,253      $       10,014
                                                                ==============      ==============














   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Period from
                                                                                         May 29, 2001
                                                                                        (Inception of
                                                                    Year Ended        Exploration Stage)
                                                  Year Ended       December 31,               to
                                                 December 31,          2000              December 31,
                                                     2001           (restated)               2001
                                               ----------------  ----------------     ------------------

REVENUES                                       $            -    $            -       $              -
                                               ----------------  ----------------     ------------------

EXPENSES
     Exploration expense                              555,350                 -                555,350
     Management consulting                            419,751                 -                419,751
     Legal and accounting                              63,837            36,286                 40,785
     General and administrative                        17,544             4,225                 10,286
     Depreciation and amortization                          -            22,786                      -
     Other professional services                       35,455                 -                 35,455
                                               ----------------  ----------------     ------------------
         TOTAL EXPENSES                             1,091,937            63,297              1,061,627
                                               ----------------  ----------------     ------------------

LOSS FROM OPERATIONS                               (1,091,937)          (63,297)            (1,061,627)

OTHER INCOME (EXPENSE)
     Financing expense                                (50,000)                -                 50,000
     Loss on impairment of assets                           -          (159,280)                     -
     Loss on sale of assets                                 -           (22,000)                     -
     Agreement liquidation cost                       (17,500)                -                (17,500)
                                               ----------------  ----------------     ------------------
         TOTAL OTHER EXPENSE                          (67,500)         (181,280)                32,500
                                               ----------------  ----------------     ------------------

LOSS BEFORE INCOME TAXES                           (1,159,437)         (244,577)            (1,029,127)

INCOME TAX                                                  -                 -                      -
                                               ----------------  ----------------     ------------------

NET LOSS FROM CONTINUING OPERATIONS                (1,159,437)         (244,577)            (1,029,127)

DISCONTINUED OPERATIONS
     Loss from discontinued operations               (145,014)         (259,922)              (145,014)
                                               ----------------  ----------------     ------------------

NET LOSS                                       $   (1,304,451)   $     (504,499)      $     (1,174,141)
                                               ================  ================     ==================
NET LOSS PER COMMON SHARE, BASIC AND DILUTED
     Continuing operations                     $        (0.10)   $        (0.03)
     Discontinued operations                            (0.02)            (0.04)
                                               ----------------  ----------------
         Net Loss Per Common Share             $        (0.12)   $        (0.07)
                                               ================  ================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                             11,089,794         7,682,027
                                               ================  ================





   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                        Common Stock
                                                  ------------------------                                          Total
                                                      Number                     Additional      Accumulated     Stockholders'
                                                    of Shares      Amount     Paid-in Capital     Deficit          Deficit
                                                  -------------  ---------    ---------------   -------------    -------------

Balance, December 31, 1999 (restated)                7,620,000   $   7,620    $      264,380    $   (339,263)    $    (67,263)

Issuance of common stock for
     accounts payable at $0.25 per share                82,703          83            20,607               -           20,690

Net loss, December 31, 2000 (restated)                       -           -                 -        (504,499)        (504,499)
                                                  -------------  ---------    ---------------   -------------    -------------
Balance, December 31, 2000                           7,702,703       7,703           284,987        (843,762)        (551,072)

Issuance of common stock for debt at
     an average of $0.28 per share                   2,313,463       2,313           647,263               -          649,576

Issuance of common stock for working interest
      in oil and gas property at $0.10 per share     5,000,000       5,000           495,000               -          500,000

Issuance of common stock for personal
     guarantees at $0.25 per share                     200,000         200            49,800               -           50,000

Issuance of common stock for consulting fees
     at $0.25 per share                              1,650,000       1,650           410,850               -          412,500

Net loss for the year ended December 31, 2001                -          -                  -      (1,304,451)      (1,304,451)
                                                  -------------  ---------    ---------------   -------------    -------------
Balance, December 31, 2001                          16,866,166   $  16,866    $    1,887,900    $ (2,148,213)    $   (243,447)
                                                  =============  =========    ===============   =============    =============



















   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Period from
                                                                                                                May 29, 2001
                                                                                                                (Inception of
                                                                                           Year Ended        Exploration Stage)
                                                                        Year Ended        December 31,               to
                                                                       December 31,           2000              December 31,
                                                                           2001            (restated)               2001
                                                                     ----------------   ----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                     $   (1,304,451)    $     (504,499)      $     (1,174,141)
        Adjustments to reconcile net loss
        to net cash provided (used) by operating activities:
           Depreciation and amortization                                          -             22,786                      -
           Allowance for bad debt                                             6,922                  -                  6,922
           Stock issued for debt and personal guarantees                    202,947             20,690                 81,638
           Stock issued for interest in oil and gas property expenses       500,000                  -                500,000
           Stock issued for consulting fees                                 412,500                  -                412,500
           Loss on impairment of assets                                           -            209,537                      -
           Loss on sale of assets                                                 -             36,028                      -
           Increase (decrease) in accounts payable                           34,383            (12,064)                28,263
           Provided by discontinued operations                              145,014            159,137                145,014
                                                                     ----------------   ----------------     ------------------
     Net cash provided (used) by operating activities                        (2,685)           (68,385)                   196
                                                                     ----------------   ----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash provided (used) by investing activities                             -                  -                      -
                                                                     ----------------   ----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase (decrease) in notes payable                                  2,846             (7,104)                     -
        Financing from discontinued operations                                    -             28,983                      -
                                                                     ----------------   ----------------     ------------------
     Net cash used by financing activities                                    2,846             21,879                      -
                                                                     ----------------   ----------------     ------------------

Change in cash                                                                  161            (46,506)                   196

Cash, beginning of period                                                       246             46,752                    211
                                                                     ----------------   ----------------     ------------------

Cash, end of period                                                  $          407     $          246       $            407
                                                                     ================   ================     ==================


SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                   $            -     $       12,138       $              -
                                                                     ================   ================     ==================
     Income taxes paid                                               $            -     $            -       $              -
                                                                     ================   ================     ==================

NON-CASH TRANSACTIONS:
     Stock issued for debt                                           $      649,576     $       20,690       $        239,866
     Stock issued for personal guarantees                            $       50,000     $            -       $         50,000
     Stock issued for working interest in oil and gas property       $      500,000     $            -       $        500,000
     Stock issued for consulting fees                                $      412,500     $            -       $        412,500




   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter "the Company"), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil. The Company redirected its assets to acquiring an existing high tech manufacturing business. In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.). During the quarter ending September 30, 2000, these assets were sold to a related party. See Note 6.

On May 29, 2001, the Company's board of directors signed a participation agreement to purchase a working interest in an oil and gas well in Fresno, CA. See Note 3. The Company has been deemed an oil and gas company in the exploration stage.

The Company now maintains an office in Vancouver, British Columbia, Canada.


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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,304,451 for the year ended December 31, 2001, and has an accumulated deficit of $2,148,213 and negative working capital. The Company's management is currently exploring new business opportunities which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring various oil and gas properties. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Exploration Stage Activities
----------------------------
The Company has been in the exploration stage since May 29, 2001. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $874,762.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding at December 31, 2001.

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

Derivative Instruments
----------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable and notes payable approximate their fair value.

Reclassification
----------------
Reclassifications in the financial statements has resulted in certain changes in presentation, which have no effect on the reported net losses or shareholders' equity (deficit).

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

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $430,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $2,145,000, which expire in the years 2018 through 2021.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Accounting Pronouncements
-------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have any assets with indefinite lives.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2001.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its discontinued subsidiary Pinnacle Plastics, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by SFAS 131 as its only subsidiary has been discontinued.


NOTE 3 - WORKING INTEREST IN OIL AND GAS PROPERTY
-------------------------------------------------

The Company negotiated an agreement with Andromeda Investments Ltd. on May 29, 2001 for a 5% working interest in an oil and gas well near Fresno, CA. In exchange for the working interest, the Company issued 5 million shares of its common stock, valued at $0.10 per share. These shares were issued August 7, 2001. Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.

In accordance with SFAS 144, management reviewed the carrying value of this working interest at December 31, 2001, and deemed a complete impairment appropriate.


NOTE 4 - SHORT-TERM DEBT
------------------------

Short-term notes payable consists of the following:

                                                           December 31,            December 31,
                                                               2001                    2000
                                                        ------------------      ------------------
       Notes Payable to Stockholders:
       Continuing operations:
           Nolan Moss                                   $                -      $            4,707
           Great Plains, Inc.                                            -                 334,362
           Tangle Creek                                              2,846                  64,848
           Ian McIntyre                                                  -                  11,174
                                                        ------------------      ------------------
       Total notes payable of continuing operations                  2,846                 415,091
                                                        ------------------      ------------------
       Discontinued operations
           S. A. Resources Management Ltd.                               -                  40,159
           Ninem                                                         -                  41,379
                                                        ------------------      ------------------
       Total notes payable of discontinued operations                    -                  81,538
                                                        ------------------      ------------------

       Total notes payable                              $            2,846      $          496,629
                                                        ==================      ==================

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 4 - SHORT-TERM DEBT (continued)
------------------------------------

The note to S.A. Resources Management Ltd. was assigned to Krause Chemical, Ltd. on August 31, 2001, and converted to 241,931 shares of common stock in the Company during 2001. This note was included in the net liabilities of discontinued operations at December 31, 2000.

The note payable to Ninem was converted to 156,862 shares of common stock in the Company during 2001. This note was included in the net liabilities of discontinued operations at December 31, 2000.

In March 2001, the Company exchanged 799,948 shares of common stock for the note payable to Great Plains, Inc., 41,936 shares of common stock for the note payable to Ian McIntyre, and 256,696 shares of common stock for the note payable to Tangle Creek.

The note payable due to Tangle Creek at December 31, 2001 represents expenses paid on behalf of the Company.

The note payable to Nolan Moss, plus additional expenses, were converted to 272,818 shares of common stock in the Company during 2001.


NOTE 5 - COMMON STOCK
---------------------

Upon incorporation, 10,000,000 shares of common stock were sold at $0.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reverse stock split of one share of common stock for every two shares held, reducing the Company's outstanding common stock to 5,000,000 shares.

In 2001, the Company issued 1,650,000 free trading shares to consultants. These shares were valued at $412,500, which reflects their fair market value on the date of the S-8 registrations, which was November 13, 2001. See Note 8. Notes payable totaling $503,880 were converted to 1,770,191 shares of common stock. See Note 4. Other debts arising from cash calls and other expenses paid on behalf of the Company by Gordon Bradley and Gigco Holdings Ltd. totaling $114,668 were converted to 543,272 shares of common stock during 2001.

Other issuances for 2001 are as follows: in August 2001, the Company issued 5,000,000 shares of common stock for a working interest in an oil and gas property. See Note 3. In September 2001, the Company issued 200,000 shares of common stock for personal guarantees of two former directors. See Note 8.

In 2000, the Company converted debt of $20,690 arising from operating expenses into 82,703 shares of common stock.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 6 - RELATED PARTIES
------------------------

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


NOTE 7 - DISCONTINUED OPERATIONS - PINNACLE PLASTICS, INC. AND RESTATEMENT
--------------------------------------------------------------------------

In March 1999, the Company acquired all of the outstanding common stock of the recently formed Pinnacle Plastics, Inc. (PPI) in exchange for 2,000,000 shares of its common stock valued at $0.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any sales, revenues or earnings prior to the combination. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI. These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management originally determined that the value of this manufacturing and licensing agreement was to be amortized over ten years. The manufacturing and technological license was subsequently determined to be impaired as of December 20, 2000. In the fourth quarter of 2000, the Company's management also determined that the subsidiary's intangible assets were impaired based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations. On December 20, 2000, PPI discontinued its operations. Remaining net liabilities have been separately classified in the accompanying balance sheets. The increase in net liabilities of discontinued operations between the periods presented is caused by a write-off of the carrying value of PPI's property and equipment during 2001.

The discontinuation of PPI's operations resulted in recognition of losses from discontinued operations of $145,014 and $259,922 for the years ended December 31, 2001 and 2000, respectively. Previously classified other comprehensive losses of $15,479 for 2000 and $1,331 for 1999 have been reclassified to be included in the losses from discontinued operations for their respective periods. These reclassifications resulted in an increase of the net loss for 2000 from $489,020 to $504,499, and 1999 from $337,932 to $339,263 and the associated restatement of accumulated deficit.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Lease
-----
The Company had a lease agreement in effect at December 31, 2000 for commercial space which was allowed to lapse during 2001.

Consulting Agreements
---------------------
During the quarter ended September 30, 2001, the management of the Company experienced material changes in their composition. The Company entered into 3 consulting agreement with the new members of management where up to 275,000 S-8 registered shares of common stock may be issued, per month, for up to one year as payment for services rendered.

Liabilities of Discontinued Pinnacle Plastics, Inc.
---------------------------------------------------
PPI owes various creditors approximately $200,000. Of this amount, approximately $145,000 (including interest) is to the Bank of Nova Scotia for a small business loan. Two of the Company's former directors personally guaranteed 25% of this loan. Prior to leaving the Company in September of 2001, the Company passed a resolution assuming these individual's guarantees. Current management and their legal counsel do not believe the aforementioned resolutions to be appropriate. In the event that they are wrong, the Company could be held liable for the aforementioned guarantees. The balance of the liabilities of PPI do not appear to be liabilities of the Company. However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and collect against the Company. The Company is currently determining the most appropriate manner to liquidate this subsidiary.


NOTE 9 - SUBSEQUENT EVENTS
--------------------------

Property
--------
In February of 2002, the Company subscribed to a 5% working interest, and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.

Item 8. Changes in and Disagreements with Accountants.
------------------------------------------------------

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons.
---------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities
--------------------------------
of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All of our officers and directors will hold office until their resignation or removal.

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

Rodney Hope also resigned his position as President of the Company effective September 14, 2001. The Board of Directors appointed Bernard McDougall as President on September 14, 2001.

Our directors and principal executive officers are as specified on the following table:

          Name and Address           Age     Position
          ------------------        -----    ---------------------------
          Bernard McDougall          54      President and Director
          Stephen J. Amdahl          56      Director

Bernard McDougall, who has also used the name Bernard Urry, is 54 years old.
-----------------
Since September 20, 2001, he has been our president and a director. He currently resides in Vancouver, British Columbia, Canada. He has over 20 years experience owning and running his own meat distribution business. Mr. McDougall is not a director or officer of any other reporting issuer.

Stephen J. Amdahl is 56 years old. Since September 20, 2001, he has been a
-----------------
director of the Company. He currently resides in Lake Oswego, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969. From July, 2001 until the present he has served as president of Lo Tech Pharmaceuticals located in Las Vegas, Nevada. From November, 1998 to the present he has also served as president of Lo Tech Pharmaceuticals of Oregon, located in Portland, Oregon. From February 1995 to October 1999 he served as a Vice President of Simulator Systems, located in Portland, Oregon. He is not an officer or director of any other reporting issuer.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not presently
--------------------------------------------------------
have knowledge as to whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities),
                      -------------------------------------------------------
a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form
          ----------------------------------------------------------
5 (Annual Statement of Beneficial Ownership of Securities).
   ------------------------------------------------------


Item 10. Executive Compensation
-------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and
---------------------------
long-term compensation for services in all capacities to the Company payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.


Name and Principal        Year       Annual          Bonus      Other Annual         All Other
Position                             Salary ($)      ($)        Compensation ($)     Compensation
---------------------    -------   -------------    --------   ------------------   ----------------
None                      None      None             None       None                 None

Compensation of Directors. Our directors who are also employees receive no extra
--------------------------
compensation for their service on our Board of Directors.

Specified below, in tabular form, is the aggregate annual remuneration of our Chief Executive Officer and the four (4) most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year.

Name of Individual or       Capacities in which            Aggregate
Identity of Group           remuneration was received      remuneration
------------------------    ---------------------------    ---------------
All Executive Officers      None                           None


On July 1, 2001, the Company entered into 3 consulting agreements with certain business consultants pursuant to which an aggregate of as many as 275,000 shares of our common stock may be issued, per month, for up to one year as payment for services rendered. In 2001, the Company issued 1,650,000 common shares to those consultants. These shares were valued at $412,500, which reflects their fair market value on November 13, 2001, the date these shares were registered by the filing of registration statements on Form S-8 with the Securities and Exchange Commission. These consulting agreements are discussed more fully in the section entitled "Employment Contracts" below.

As specified above, during the quarter ended September 30, 2001, management of the Company was entirely replaced by present management.

Employment Contracts. We have not entered into any employment contracts.
--------------------
However, on July 1, 2001, we entered into an agreement with Nolan Moss, a business consultant, pursuant to which we agreed to pay Mr. Moss a fee in the amount of 100,000 shares per month, for a period of 12 months, for Mr. Moss's provision to the Company of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature, against an invoice for consulting services actually rendered during the 12-month term.

Also on July 1, 2001, we entered into an agreement with Graeme Sewell, a business consultant, pursuant to which we agreed to pay Mr. Sewell a fee in the amount of 100,000 shares per month, for a period of 12 months, for Mr. Sewell's provision to the Company of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature, against an invoice for consulting services actually rendered during the 12-month term.

Also on July 1, 2001, we entered into an agreement with Jason Gigliotti, a business consultant, pursuant to which we agreed to pay Mr. Gigliotti a fee in the amount of 75,000 shares per month, for a period of 12 months, for Mr. Gigliotti's provision to the Company of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature, against an invoice for consulting services actually rendered during the 12-month term.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.


Title of Class             Name and Address of Beneficial      Amount and Nature of Beneficial     Percent of Class
                           Owner                               Owner
-----------------------    -------------------------------     -------------------------------     ----------------
$.001 Par Value Common     Andromeda Investments Ltd.          2,500,000                           14.8%
Stock                      Shareholder

                           All officers and directors
                           as a group                                  0                              0%

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

Changes in Control. As specified above, during the quarter ended September 30, 2001, management of the Company was entirely replaced by present management. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Promoters. There were no transactions with promoters.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

Please refer to Note 6 of the Company's Financial Statements for the year ended December 31, 2001.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

Exhibit No.
-----------

3.1    Articles of Incorporation
       (Charter Document)*

3.2    Amendment to Articles of Incorporation*

3.3    Bylaws*

4.     Instruments Defining the Rights of Holders (Not Applicable)

9.     Voting Trust Agreement (Not Applicable)

10.1   Consulting Agreement Between Nolan Moss and the Company
       (Material Contract)*

10.2 Consulting Agreement Between Jason Gigliotti and the Company (Material Contract)*

10.3   Consulting Agreement Between Graeme Sewell and the Company
       (Material Contract)*

11.    Statement Re: Computation of Per Share Earnings (Loss)**

16.    Letter on change in certifying accountant (Not Applicable)

18.    Letter on Change in Accounting Principles (Not Applicable)

21.    Subsidiaries of the Registrant**

22.    Published Report Regarding Matters Submitted to Vote (Not Applicable)

23.1   Consent of Auditors - included in financial statements

23.2   Consent of Counsel (Not Applicable)

24.    Power of Attorney (Not Applicable)

99.    Additional Exhibits (Not Applicable)

* Previously Filed as Exhibits to Registration Statement on Form 10-SB, Amendments to Form 10-SB and Quarterly Reports on Form 10QSB, and Registration Statements on Form S-8.

**  Included in consolidated financial statements filed herewith.

(b)  Reports on Form 8-K

Three form 8-Ks were filed during the last quarter of the period covered by the financial statements.

On November 9, 2001, we reported a change in our corporate address, the resignation of Rodney Hope, Wayne Minion and Stan Schellenberger from our Board of Directors, and the appointment of Bernard McDougall, Steve Amdahl and Paul Stringer to our Board of Directors.

On December 7, 2001, we filed two reports on Form 8-K. We reported entering into the participation agreement with Andromeda Investments for a 5% working interest in an oil and gas property in Fresno County, California; the preliminary evaluation of sonic logs and other activity on that property; and other pertinent information regarding that property.

Three additional Form 8-Ks were issued subsequent to the date of the financial statements but prior to the date of filing this Form 10-KSB.

Specifically, on February 12, 2002, we reported certain estimates and anticipated drilling commencement dates on the proposed 15-well drilling program in Stephens County, Texas.

On March 6, 2002, we reported that the operator of the Coalinga Nose Well had concluded that the well did not appear to be economically feasible.

On March 14, 2002, we reported that we would be plugging and abandoning that well, and also that the drilling program on the 15 proposed wells in Stephens County, Texas was scheduled to begin on or near March 15, 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Micron Enviro Systems, Inc., a Nevada corporation



                              By:      /s/ Bernard McDougall
                                       -----------------------------
                                       Bernard McDougall
                              Its:     President, Director

                              April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          /s/ Bernard McDougall                           April 15, 2002
          -------------------------------
          Bernard McDougall
          President,Director


          /s/Stephen J. Amdahl                            April 15, 2002
          -------------------------------
          Stephen J. Amdahl
          Director