Form 10QSB
period 2002-03-31
MICRON ENVIRO SYSTEMS INC
filed 2002-05-20
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number: 000-30258
                             ---------

                           MICRON ENVIRO SYSTEMS, INC.
                           ---------------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                           98-0202944
------------------                                               ----------
(State or other jurisdiction of                                (IRS Employer
incorporation)                                               Identification No.)

                       1500 West Georgia Street, Suite 990
                       -----------------------------------
                          Vancouver, BC V6G 2Z6 Canada
                          ----------------------------
                    (Address of principal executive offices)

                                  604-719-3705
                                  ------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

There were 17,966,166 common shares outstanding of as of April 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENERAL

Our unaudited financial statements for the three months ended March 31, 2002, are included with this Form 10-QSB. Our unaudited financial statements for the three months ended March 31, 2002 include:

     (a)  Consolidated  Balance  Sheets as of March 31,  2002 and  December  31,
          2001;
     (b) Consolidated Statements of Operations - for the three month periods ended March 31, 2002 and March 31, 2001, and for the period from inception on May 29, 2001 to March 31, 2002;
     (c)  Consolidated Statements of Stockholders' Deficit;
     (d) Consolidated Statements of Cash Flows - for the three month periods ended March 31, 2002 and March 31, 2001, and for the period from inception on May 29, 2001 to March 31, 2002; and
     (e)  Notes to Consolidated Financial Statements

Our unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial situation, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                           MICRON ENVIRO SYSTEMS, INC.






ACCOUNTANT'S REVIEW REPORT                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                 F-2

         Consolidated Statements of Operations                       F-3

         Consolidated Statement of Stockholders' Deficit             F-4

         Consolidated Statements of Cash Flows                       F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                       F-6

Board of Directors
Micron Enviro Systems, Inc.
Vancouver, British Columbia
Canada

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Micron Enviro Systems, Inc. (an exploration stage company) as of March 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the three months ended March 31, 2002 and 2001, and for the period from May 29, 2001 (inception of exploration stage) to March 31, 2002. All information included in these financial statements is the representation of the management of Micron Enviro Systems, Inc.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion accompanied by an explanatory going-concern paragraph in our report dated March 15, 2002. We have not performed any auditing procedures since that date.

The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. The Company has no revenues, has negative working capital and has recurrent losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 13, 2002

                           MICRON ENVIRO SYSTEMS INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,
                                                                         2002              December 31,
                                                                     (unaudited)               2001
                                                                  ------------------    ------------------

ASSETS
    CURRENT ASSETS
       Cash                                                     $                  -   $              407
       Notes receivable from stockholder
         less allowance for bad debts of $6,922                                2,846                2,846
                                                                  -------------------   ------------------
          Total Current Assets                                                 2,846                 3,253
                                                                  -------------------   ------------------
    OTHER ASSETS
       Working interest in oil and gas property                                9,090                    -
                                                                  -------------------   ------------------
          Total Other Assets                                                   9,090                    -
                                                                  -------------------   ------------------

       TOTAL ASSETS                                             $             11,936   $            3,253
                                                                  ===================   ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
       Accounts payable                                         $             78,259   $           42,524
       Notes payable to stockholders                                           2,846                2,846
                                                                  -------------------   ------------------
          Total Current Liabilities                                           81,105               45,370
                                                                  -------------------   ------------------

    NET LIABILITIES OF DISCONTINUED OPERATIONS                               201,330              201,330
                                                                  -------------------   ------------------

    COMMITMENTS AND CONTINGENCIES                                                  -                    -
                                                                  -------------------   ------------------

    STOCKHOLDERS' DEFICIT
       Common stock, 200,000,000 shares authorized,
          $.001 par value; 17,691,166 and 16,866,166 shares
          issued and outstanding, respectively                                17,691               16,866
       Additional paid-in-capital                                          1,953,074            1,887,900
       Pre-exploration stage accumulated deficit                            (874,762)            (874,762)
       Accumulated deficit during exploration stage                       (1,366,502)          (1,273,451)
                                                                  -------------------   ------------------
       TOTAL STOCKHOLDERS' DEFICIT                                          (270,499)            (243,447)
                                                                  -------------------   ------------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                                 $             11,936   $            3,253
                                                                  ===================   ==================

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Period from
                                                                                                     May 29, 2001
                                                                                                     (Inception of
                                                                                                  Exploration Stage)
                                                     Three Months            Three Months                 to
                                                         Ended                   Ended                 March 31,
                                                    March 31, 2002          March 31, 2001               2002
                                                      (unaudited)             (unaudited)             (unaudited)
                                                 ----------------------  ----------------------  ----------------------

REVENUES                                        $                    -  $                    -  $                    -
                                                 ----------------------  ----------------------  ----------------------

EXPENSES
  Exploration expense                                           13,697                       -                 569,047
  Management consulting                                         66,000                       -                 485,751
  Legal and accounting                                          12,455                   1,641                  53,240
  General and administrative                                       505                   2,207                  10,791
  Depreciation and amortization                                      -                       -                       -
  Other professional services                                      394                       -                  35,849
                                                 ----------------------  ----------------------  ----------------------
   TOTAL EXPENSES                                               93,051                   3,848               1,154,678
                                                 ----------------------  ----------------------  ----------------------

LOSS FROM OPERATIONS                                           (93,051)                 (3,848)             (1,154,678)

OTHER INCOME (EXPENSE)
  Financing expense                                                  -                       -                 (50,000)
  Agreement liquidation cost                                         -                       -                 (17,500)
                                                 ----------------------  ----------------------  ----------------------
   TOTAL OTHER EXPENSE                                               -                       -                 (67,500)
                                                 ----------------------  ----------------------  ----------------------

LOSS BEFORE INCOME TAXES                                       (93,051)                 (3,848)             (1,222,178)

INCOME TAX                                                           -                       -                       -
                                                 ----------------------  ----------------------  ----------------------

NET LOSS FROM CONTINUING OPERATIONS                            (93,051)                 (3,848)             (1,222,178)

DISCONTINUED OPERATIONS
  Loss from discontinued operations                                  -                       -                 (45,014)
                                                 ----------------------  ----------------------  ----------------------

NET LOSS                                        $              (93,051) $               (3,848) $           (1,267,192)
                                                 ======================  ======================  ======================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
  Continuing operations                         $                (0.01) $                  nil
  Discontinued operations                                            -                       -
                                                 ----------------------  ----------------------
   Net Loss Per Common Share                    $                (0.01) $                  nil
                                                 ======================  ======================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                         17,418,916               8,068,896
                                                 ======================  ======================

                           MICRON ENVIRO SYSTEMS INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                             Common Stock
                                                     -------------------------                                      Total
                                                         Number                   Additional      Accumulated   Stockholders'
                                                       of Shares      Amount    Paid-in Capital     Deficit        Deficit
                                                     -------------  ----------  ---------------  -------------  -------------

Balance, January 1, 2001                                7,702,703   $   7,703   $      284,987   $   (843,762)  $   (551,072)

Issuance of common stock for debt at
 an average of $0.28 per share                          2,313,463       2,313          647,263              -        649,576

Issuance of common stock for working interest
  in oil and gas property at $0.10 per share            5,000,000       5,000          495,000              -        500,000

Issuance of common stock for personal
 guarantees at $0.25 per share                            200,000         200           49,800              -         50,000

Issuance of common stock for consulting fees
 at $0.25 per share                                     1,650,000       1,650          410,850              -        412,500

Net loss for the year ended December 31, 2001                   -           -                -     (1,304,451)    (1,304,451)
                                                     -------------  ----------  ---------------  -------------  -------------
Balance, December 31, 2001                             16,866,166      16,866        1,887,900     (2,148,213)      (243,447)

Issuance of common stock for consulting fees
 at an average of $0.11 per share                         825,000         825           65,174              -         65,999

Net loss for the three months ended March 31, 2002              -           -                -        (93,051)       (93,051)
                                                     -------------  ----------  ---------------  -------------  -------------
Balance, March 31, 2002 (unaudited)                    17,691,166   $  17,691   $    1,953,074   $ (2,241,264)  $   (270,499)
                                                     =============  ==========  ===============  =============  =============

                           MICRON ENVIRO SYSTEMS INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Period from
                                                                                                             May 29, 2001
                                                                                                            (Inception of
                                                                                                          Exploration Stage)
                                                                     Three Months        Three Months             to
                                                                        Ended               Ended              March 31,
                                                                    March 31, 2002     March 31, 2001            2002
                                                                     (unaudited)         (unaudited)         (unaudited)
                                                                  ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $         (93,051)  $          (3,848)  $     (1,267,192)
    Adjustments to reconcile net loss to net cash provide (used)
    by operating activities:
       Allowance for bad debt                                                     -                   -              6,922
       Stock issued for debt and personal guarantees                              -                   -            181,638
       Stock issued for interest in oil and gas property expenses                 -                   -            500,000
       Stock issued for consulting fees                                      65,999                   -            478,499
       Expenses paid by related party                                             -               2,172                  -
       Expenses paid by shareholder                                               -               9,782                  -
       Loss on impairment of assets                                               -                   -                  -
       Loss on sale of assets                                                     -                   -                  -
       Increase (decrease) in accounts payable                               35,735              (8,141)             63,998
       Provided by discontinued operations                                        -                   -              45,014
                                                                  ------------------  ------------------  ------------------
    Net cash provided (used) by operating activities                          8,683                 (35)              8,879
                                                                  ------------------  ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for working interest in oil and gas property                (9,090)                  -              (9,090)
                                                                  ------------------  ------------------  ------------------
    Net cash provided (used) by investing activities                         (9,090)                  -              (9,090)
                                                                  ------------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                  ------------------  ------------------  ------------------
    Net cash used by financing activities                                         -                   -                   -
                                                                  ------------------  ------------------  ------------------
Change in cash                                                                 (407)                (35)               (211)

Cash, beginning of period                                                       407                 246                 211
                                                                  ------------------  ------------------  ------------------
Cash, end of period                                               $               -   $             211   $               -
                                                                  ==================  ==================  ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                 $               -   $               -   $               -
                                                                  ==================  ==================  ==================
    Income taxes paid                                             $               -   $               -   $               -
                                                                  ==================  ==================  ==================
NON-CASH TRANSACTIONS:
    Stock issued for debt                                         $               -   $         409,710   $         131,638
    Stock issued for personal guarantees                          $               -   $               -   $          50,000
    Stock issued for working interest in oil and gas property     $               -   $               -   $         500,000
    Stock issued for consulting fees                              $          65,999   $               -   $         478,499

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp, (hereinafter "the Company"), was incorporated in January 1998, the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil. Later, the Company redirected its assets to acquiring an existing high tech manufacturing business. In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.). During the quarter ending September 30, 2000, these assets were sold to a related party. See Note 6.

On May 29, 2001, the Company's board of directors signed a participation agreement to purchase a working interest in an oil and gas well. From the date of this transaction, the Company has been deemed an oil and gas company in the exploration stage. See Note 3.

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $93,051 for the three months ended March 31, 2002, and has an accumulated deficit of $2,241,264 and negative working capital. The Company's management is currently exploring new business opportunities which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring various oil and gas properties. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

---------------------------------------------------------------

Exploration Stage Activities
----------------------------
The Company entered the exploration stage on May 29, 2001 and is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to the exploration stage was $874,762.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding at March 31, 2002.

Cash and Cash Equivalents
-------------------------
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

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

---------------------------------------------------------------

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable and notes payable approximate their fair value.

Reclassification
----------------
Reclassifications  in the financial  statements have resulted in certain changes
in   presentation,   which  have  no  effect  on  the  reported  net  losses  or shareholders' deficit.

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

At March 31, 2002, the Company had net deferred tax assets of approximately $450,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $2,200,000, which expire in the years 2018 through 2022.

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

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe any adjustments are needed to the carrying value of its assets at March 31, 2002.

---------------------------------------------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its discontinued subsidiary, Pinnacle Plastics, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by SFAS 131 as its only subsidiary has been discontinued.

Interim Financial Statements
----------------------------
The interim financial statements for the period ended March 31, 2002, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES
----------------------------------------------------

Fresno, California
------------------
The Company negotiated an agreement with Andromeda Investments Ltd. on May 29, 2001 for a 5% working interest in an oil and gas well near Fresno, CA. In exchange for the working interest, the Company issued 5 million shares of its common stock, valued at $0.10 per share. These shares were issued August 7, 2001. Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.

In accordance with SFAS 144, management reviewed the carrying value of this working interest at December 31, 2001, and deemed a complete impairment appropriate and $555,350 was treated as an exploration expense in the forth quarter of 2001.

Stephens County, Texas
----------------------
In February of 2002, the Company subscribed to a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.


NOTE 4 - SHORT-TERM DEBT
------------------------

The accompanying financial statements include a shareholder loan in the amount of $2,846, which is unsecured, noninterest-bearing, and has no stated maturity.


NOTE 5 - COMMON STOCK
---------------------

Upon incorporation, 10,000,000 shares of common stock were sold at $0.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reverse stock split of one share of common stock for every two shares held, reducing the Company's outstanding common stock to 5,000,000 shares.

During the first quarter of 2002, the Company issued 825,000 free trading shares to consultants. These shares were valued at $65,999, which reflects their fair market value as of the dates of issuance.

In 2001, the Company issued 1,650,000 free trading shares to consultants. These shares were valued at $412,500, which reflected their fair market value as of the dates of issuance. See Note 8. Notes payable totaling $503,880 were converted to 1,770,191 shares of common stock. Other debts arising from cash calls and other expenses paid on behalf of the Company by Gordon Bradley and Gigco Holdings Ltd. totaling $114,668 were converted to 543,272 shares of common stock during 2001.

Other issuances during 2001 were as follows: in August 2001, the Company issued 5,000,000 shares of common stock for a working interest in an oil and gas property. See Note 3. In September 2001, the Company issued 200,000 shares of common stock for personal guarantees of two former directors. See Note 8.


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


NOTE 7 - DISCONTINUED OPERATIONS OF PINNACLE PLASTICS, INC.
-----------------------------------------------------------

In March 1999, the Company acquired all of the outstanding common stock of Pinnacle Plastics, Inc. (hereinafter "PPI") in exchange for 2,000,000 shares of its common stock valued at $0.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any sales, revenues or earnings prior to the combination. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI. These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management originally determined that the value of this manufacturing and licensing agreement was to be amortized over ten years. The manufacturing and technological license was subsequently determined to be impaired as of December 20, 2000. In the fourth quarter of 2000, the Company's management also determined that the subsidiary's intangible assets were impaired, based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations. On December 20, 2000, PPI discontinued its operations. Remaining net liabilities have been separately classified in the accompanying balance sheets.


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Lease
-----
The Company had a lease agreement in effect at December 31, 2000 for commercial space which was allowed to lapse during 2001.

Consulting Agreements
---------------------
During the quarter ended September 30, 2001, the management of the Company experienced material changes in its composition. The Company entered into three consulting agreements with the new members of management where up to 275,000 S-8 registered shares of common stock may be issued, per month, for up to one year as payment for services rendered. In May 2002, these agreements were amended. See Note 9.

Liabilities of Discontinued Pinnacle Plastics, Inc.
---------------------------------------------------
The Company's dormant subsidiary, PPI, owes its creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia in the amount of $145,000 (including accrued interest). Although two of the Company's former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby the Company assumed their guarantees prior to their departure as board members. The Company's management and its legal counsel believe that the aforementioned resolution is inappropriate and does not legally bind the Company. This matter has not been resolved and its outcome is uncertain.

The balance of PPI's liabilities appear to be debts in the name of PPI rather than in the Company's name. The Company is currently evaluating the possibility of liquidating this subsidiary in order to extricate itself from the subsidiary's debt.


NOTE 9 - SUBSEQUENT EVENT
-------------------------

Consulting Agreements
---------------------
In May 2002, the Company amended existing consulting agreements. Under these amended consulting agreements, as of May 1, 2002, up to 750,000 S-8 registered shares of common stock may be issued, per month, for up to two years as payment for services rendered.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

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

Liquidity and Capital Resources
-------------------------------

We have not realized any revenue from operations. The Consolidated Statement of Operations for the three months ended March 31, 2002, indicate a net loss of $93,051, compared to a net loss of $3,848 for the three months ended March 31, 2001.

We cannot predict when, and if, we will realize revenue.

For three months ended March 31, 2002, we had total expenses of $93,051, compared to $3,848 for the three months ended March 31, 2001. The increase of $89,203 resulted primarily from increases in costs associated with management consulting, professional services, and exploration expenses. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Pinnacle Plastics, Inc., a private company incorporated in the Province of Alberta, Canada and our wholly owned subsidiary ("PPI"), owes various creditors approximately $200,000. Of that amount, approximately $145,000 (including interest) is to the Bank of Nova Scotia for a small business loan. Two of our former directors personally guarantied 25% of that loan. Prior to leaving us in September of 2001, we passed a resolution assuming those guaranties. We do not believe the those resolutions are appropriate. In the event that we are wrong, we could be held liable for those guaranties. The balance of the liabilities of PPI do not appear to be our liabilities. The possibility does exist, however, that any one or all of these creditors could challenge this in a court, and might obtain a judgment against us. We are currently determining the most appropriate manner to liquidate this subsidiary.

Results of Operations
---------------------

We have not realized any significant revenue from operations, nor do we expect to in the foreseeable future. Our only source of liquidity in the next 12 months will be the sale of our securities. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement our business.

Plan of Operation
-----------------

We currently have no cash reserves. We have arranged for short term financing to enable us to continue our operations for the immediate future. We intend to raise additional financing by private offerings of our common stock. We will offer such stock for sale only after we have identified a viable business opportunity. We work with an United States oil and gas prospect consultant to evaluate certain specific oil and gas exploration projects.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise additional capital. We cannot estimate when we will begin to realize revenue. In order to satisfy our budget, we have conducted and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional capital for us.

There can be no assurance that funding for our operations will be available on favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Our Plan of Operations For Next 12 Months
-----------------------------------------

The well drilled on the Coalinga Nose Prospect property in Fresno County, California was unsuccessful. The project may be abandoned in the future, if further financing is not available.

We acquired a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Steven County, Texas. Our ability to continue with this project is contingent on being able to satisfy future cash requirements. On May 10, 2002, drilling commenced on the first well, the Z1 Well, and is drilling currently in progress.

We intend to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas producing properties, although we have not yet identified any specific interests. We believe our current cash resources are not sufficient to allow us to complete the task of identifying other business opportunities, we have agreed to finance the evaluation of such business opportunities for the next 12 months. We cannot guaranty, however, that we will be able to locate a viable business opportunity. Our failure to locate a viable business opportunity will significantly affect our ability to continue our operations.

We have identified an additional multi-well prospect in Texas and we are currently in negotiations regarding that project. We are also in discussions on a multi-well oil prospect in Peru, as well as on the New Mexico oil and gas project.

Risks Associated with Operations and Expansion
----------------------------------------------

We intend to enter into arrangements whereby we will acquire equity interests in oil and gas properties. There are, however, certain risks associated with the oil and gas business, including, but not limited to, severe fluctuations in oil and gas prices, strict regulatory requirements, uncertainty of oil and gas reserves and severe market fluctuations. There can be no assurance that such risks will not have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

Our subsidiary's inability to pay funds borrowed from an institutional lender could potentially result in litigation. The institutional lender has indicated that it will collect the debt by seizing the security used for the debt; namely, our subsidiary's equipment and the personal guaranties of two of our directors.


Item 2. Changes in Securities.
------------------------------

During the three-month period ended June 30, 2001, our Board of Directors authorized the issuance of 5,000,000 shares of our common stock to Andromeda Investments Ltd. We issued the 5,000,000 shares of our common stock on August 7, 2001, pursuant to our agreement with Andromeda Investments Ltd. Those shares were issued in reliance upon an exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 ("Act") specified by the provisions of Regulation S promulgated by the Securities and Exchange Commission. Specifically, the issuance was made to a "non-U.S. person outside of the United States of America" as that is defined under applicable state and federal securities laws.

Our Board of Directors authorized the issuance of our common stock to certain of our creditors. Specifically, we offered to satisfy debt to Ninem Investments Ltd., Nolan Moss and S.A. Resource Management at a conversion rate of $0.25 per share. During the 3 months ended September 30, 2001, Ninem Investments Ltd. accepted this conversion. S.A. Resources assigned its note to Krause Chemical, Ltd. Subsequent to September 30, 2001, Krause Chemical, Ltd. and Nolan Moss converted that debt to equity and the shares of our common stock issued regarding that conversion were issued in reliance upon an exemption from the registration and prospectus delivery requirements of the Act specified by the provisions of Regulation S.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 5. Other Information.
--------------------------


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

A report on Form 8K was filed with the Securities & Exchange Commission on February 12, 2002. This report described the acquisition of a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Steven County, Texas. Certain estimates were reported along with anticipated drilling commencement dates on the property.

A report on Form 8K was filed with the Securities & Exchange Commission on March 6, 2002. This report stated that the operator of the Coalinga Nose Well had concluded that the well did not appear to be economically feasible.

A report on Form 8K was filed with the Securities & Exchange Commission on March 14, 2002. This report described that we would be plugging and abandoning the Coalinga Nose Well 1-1, and also that the drilling program on the 15 proposed wells in Stephens County, Texas was scheduled to begin on or near March 15, 2002.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2002

MICRON ENVIRO SYSTEMS, INC.,
a Nevada Company


By:  /s/ Bernard McDougall
     -----------------------------------------
     Bernard McDougall
     President, Director