Form 10QSB
period 2002-06-30
MICRON ENVIRO SYSTEMS INC
filed 2002-08-13
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number:  000-30258
                              ---------


                           MICRON ENVIRO SYSTEMS, INC.
                           ---------------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                        98-0202944
----------                                                    ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

There were 21,716,166 common shares outstanding of as of July 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENERAL

Our un-audited financial statements for the six months ended June 30, 2002 are included with this Form 10-QSB. The un-audited financial statements for the six months ended June 30, 2002 include:

     (a)  Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001;
     (b) Consolidated Statements of Operations - for the three and six month periods ended June 30, 2002 and June 30, 2001, and for the period from inception on May 29, 2001 to June 30, 2002;
     (c)  Consolidated Statements of Stockholders'Deficit;
     (d) Consolidated Statements of Cash Flows - for the six month periods ended June 30, 2002 and June 30, 2001, and for the period from inception on May 29, 2001 to June 30, 2002;
     (e)  Notes to Consolidated Financial Statements

Our un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                           MICRON ENVIRO SYSTEMS, INC.






ACCOUNTANT'S REVIEW REPORT                                             F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   F-3

         Consolidated Statements of Operations                         F-4

         Consolidated Statement of Stockholders' Deficit               F-6

         Consolidated Statements of Cash Flows                         F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                         F-8

Board of Directors
Micron Enviro Systems, Inc.
Vancouver, British Columbia
Canada

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Micron Enviro Systems, Inc. (an exploration stage company) as of June 30, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three and six months ended June 30, 2002 and 2001, and for the period from May 29, 2001 (inception of exploration stage) to June 30, 2002. All information included in these consolidated financial statements is the representation of the management of Micron Enviro Systems, Inc.

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

The consolidated financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated March 15, 2002. We have not performed any auditing procedures since that date.

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


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 8, 2002

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,
                                                                           2002            December 31,
                                                                       (unaudited)             2001
                                                                     ----------------    ----------------

ASSETS
    CURRENT ASSETS
       Cash                                                          $            -      $          407
       Prepaid expenses                                                      55,385                   -
                                                                     ----------------    ----------------
          Total Current Assets                                               55,385                 407
                                                                     ----------------    ----------------

    OTHER ASSETS
       Notes receivable from shareholder
          less allowance for bad debts of $6,922                              2,846               2,846
       Working interest in oil and gas property                              15,039                   -
       Other assets
                                                                                400                   -
                                                                     ----------------    ----------------
          Total Other Assets                                                 18,285               2,846
                                                                     ----------------    ----------------

       TOTAL ASSETS                                                  $       73,670      $        3,253
                                                                     ================    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
       Accounts payable                                              $          315      $       42,524
       Loans payable - shareholders                                          96,603                   -
       Notes payable - shareholder                                            2,846               2,846
                                                                     ----------------    ----------------
          Total Current Liabilities                                          99,764              45,370
                                                                     ----------------    ----------------

    NET LIABILITIES OF DISCONTINUED OPERATIONS                              201,330             201,330
                                                                     ----------------    ----------------

    COMMITMENTS AND CONTINGENCIES                                                 -                   -
                                                                     ----------------    ----------------

    STOCKHOLDERS' DEFICIT
       Common stock, 200,000,000 shares authorized,
          $.001 par value; 19,966,166 and 16,866,166 shares
          issued and outstanding, respectively                               19,966              16,866
       Additional paid-in capital                                         2,172,299           1,887,900
       Stock options                                                        384,000                   -
       Pre-exploration stage accumulated deficit                           (874,762)           (874,762)
       Accumulated deficit during exploration stage                      (1,928,927)         (1,273,451)
                                                                     ----------------    ----------------
       TOTAL STOCKHOLDERS' DEFICIT                                         (227,424)           (243,447)
                                                                     ----------------    ----------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                                      $       73,670      $        3,253
                                                                     ================    ================

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    Period from
                                                                                                                    May 29, 2001
                                                                                                                   (Inception of
                                                                                                                 Exploration Stage)
                                        Three Months       Three Months        Six Months         Six Months             to
                                            Ended              Ended              Ended              Ended            June 30,
                                        June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001          2002
                                         (unaudited)        (unaudited)        (unaudited)        (unaudited)       (unaudited)
                                      ----------------   ----------------   ----------------   ----------------   ----------------

REVENUES                              $            -     $            -     $            -     $            -     $            -
                                      ----------------   ----------------   ----------------   ----------------   ----------------

EXPENSES
  Exploration expense                              -                  -             13,697                  -            569,047
  Directors' fees                            150,000                  -            150,000                  -            150,000
  Consulting                                 401,487                  -            467,487                  -            887,238
  Legal and accounting                         6,512             21,411             18,967             23,052             59,752
  General and administrative                   3,911              5,051              4,416              7,258             14,702
  Other professional services                    515                  -                909                  -             36,364
                                      ----------------   ----------------   ----------------   ----------------   ----------------
   TOTAL EXPENSES                            562,425             26,462            655,476             30,310          1,717,103
                                      ----------------   ----------------   ----------------   ----------------   ----------------

LOSS FROM OPERATIONS                        (562,425)           (26,462)          (655,476)           (30,310)        (1,717,103)

OTHER EXPENSE
  Financing expense                                -                  -                  -                  -             50,000
  Agreement liquidation cost                       -             17,500                  -             17,500             17,500
                                      ----------------   ----------------   ----------------   ----------------   ----------------
   TOTAL OTHER EXPENSE                             -             17,500                  -             17,500             67,500
                                      ----------------   ----------------   ----------------   ----------------   ----------------

LOSS BEFORE INCOME TAXES                    (562,425)           (43,962)          (655,476)           (47,810)        (1,784,603)


INCOME TAX                                         -                  -                  -                  -                  -
                                      ----------------   ----------------   ----------------   ----------------   ----------------

LOSS FROM CONTINUING OPERATIONS             (562,425)           (43,962)          (655,476)           (47,810)        (1,784,603)

DISCONTINUED OPERATIONS
  Loss from discontinued operations                -                  -                  -                  -           (144,324)
                                      ----------------   ----------------   ----------------   ----------------   ----------------

NET LOSS                              $     (562,425)    $      (43,962)    $     (655,476)    $      (47,810)    $   (1,928,927)
                                      ================   ================   ================   ================   ================


                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                                                                                                                    Period from
                                                                                                                    May 29, 2001
                                                                                                                   (Inception of
                                                                                                                 Exploration Stage)
                                        Three Months       Three Months        Six Months         Six Months             to
                                            Ended              Ended              Ended              Ended            June 30,
                                        June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001          2002
                                         (unaudited)        (unaudited)        (unaudited)        (unaudited)       (unaudited)
                                      ----------------   ----------------   ----------------   ----------------   ----------------



NET LOSS PER COMMON SHARE, BASIC AND
DILUTED
  Continuing operations               $        (0.03)    $        (0.01)    $        (0.04)    $        (0.01)
  Discontinued operations                          -                  -                  -                  -
                                      ----------------   ----------------   ----------------   ----------------
   Net Loss Per Common Share          $        (0.03)    $        (0.01)    $        (0.04)    $        (0.01)
                                      ================   ================   ================   ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                       18,893,666          8,801,283         18,161,416          8,801,283
                                      ================   ================   ================   ================

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                                         Common Stock
                                                  ------------------------                                               Total
                                                     Number                                             Accumulated  Stockholders'
                                                   of Shares     Amount                  Stock Options    Deficit       Deficit
                                                  -----------  -----------  -----------  -------------  -----------  -------------

Balance, January 1, 2001                           7,702,703   $    7,703      284,987   $         -    $  (843,762) $  (551,072)

Issuance of common stock for debt at
 an average of $0.28 per share                     2,313,463        2,313      647,263             -              -      649,576

Issuance of common stock for working interest
  in oil and gas property at $0.10 per share       5,000,000        5,000      495,000             -              -      500,000

Issuance of common stock for personal
 guarantees at $0.25 per share                       200,000          200       49,800             -              -       50,000

Issuance of common stock for consulting fees
 at $0.25 per share                                1,650,000        1,650      410,850             -              -      412,500


Net loss for the year ended December 31, 2001              -            -            -             -     (1,304,451)  (1,304,451)
                                                  -----------  -----------  -----------  -------------  -----------  -------------
Balance, December 31, 2001                        16,866,166       16,866    1,887,900             -     (2,148,213)     (243,447)

Issuance of common stock for consulting fees
 at an average of $0.10 per share                  3,100,000        3,100      284,399             -              -      287,499

Issuance of stock options for consulting and
directors' fees at an average of $0.06 per share           -            -            -       384,000              -      384,000


Net loss for the six months ended June 30, 2002            -            -            -             -       (655,476)    (655,476)

                                                  -----------  -----------  -----------  -------------  -----------  -------------
Balance, June 30, 2002 (unaudited)                19,966,166   $   19,966    2,172,299   $   384,000    $(2,803,689) $  (227,424)
                                                  ===========  ===========  ===========  =============  ===========  =============

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Period from
                                                                                                    May 29, 2001
                                                                                                   (Inception of
                                                                                                 Exploration Stage)
                                                               Six Months         Six Months             to
                                                                  Ended              Ended            June 30,
                                                              June 30, 2002      June 30, 2001          2002
                                                               (unaudited)        (unaudited)       (unaudited)
                                                             ----------------  ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $     (655,476)   $      (47,810)   $     (1,928,927)
   Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
      Allowance for bad debt                                              -                 -               6,922
      Stock issued for debt and personal guarantees                       -                 -             181,638
      Stock issued for working interest in oil and gas
      property                                                            -                 -             500,000
      Stock issued for consulting fees                              287,499                 -             699,999
      Stock options issued for directors' fees                      150,000                 -             150,000
      Stock options issued for consulting fees                      234,000                 -             234,000
      Expenses paid by shareholders                                       -            33,865                   -
      Increase in prepaid expenses                                  (55,385)                -             (55,385)
      Increase (decrease) in accounts payable                       (42,209)           13,910             (13,946)
      Provided by discontinued operations                                 -                 -             144,324
                                                             ----------------  ----------------  ------------------
   Net cash provided (used) by operating activities                 (81,571)              (35)            (81,375)
                                                             ----------------  ----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of other assets                                         (400)                -                (400)
      Purchase of working interest in oil and gas property          (15,039)                -             (15,039)
                                                             ----------------  ----------------  ------------------
   Net cash provided (used) by investing activities                 (15,439)                -             (15,439)
                                                             ----------------  ----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in loans payable from shareholders                    96,603                 -              96,603
                                                             ----------------  ----------------  ------------------
   Net cash used by financing activities                             96,603                 -              96,603
                                                             ----------------  ----------------  ------------------

Change in cash                                                         (407)             (35)                (211)

Cash, beginning of period                                               407               246                 211
                                                             ----------------  ----------------  ------------------

Cash, end of period                                          $            -     $         211    $              -
                                                             ================  ================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                             $            -    $            -    $              -
                                                             ================  ================  ==================
   Income taxes paid                                         $            -    $            -    $              -
                                                             ================  ================  ==================

NON-CASH TRANSACTIONS:
   Stock issued for debt                                     $            -    $      409,710    $        131,638
   Stock issued for personal guarantees                      $            -    $            -    $         50,000
   Stock issued for working interest in oil and gas
   property                                                  $            -    $            -    $        500,000
   Stock issued for consulting fees                          $      287,499    $            -    $        699,999
   Stock options issued for directors' fees                  $      150,000    $            -    $        150,000
   Stock options issued for consulting fees                  $      234,000    $            -    $        234,000

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter "the Company"), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil. Later, the Company redirected its assets to acquiring an existing high tech manufacturing business. In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.). During the quarter ending September 30, 2000, these assets were sold to a related party. See Note 7.

On May 29, 2001, the Company's board of directors signed a participation agreement to purchase a working interest in an oil and gas well. From the date of this transaction, the Company has been deemed an oil and gas company in the exploration stage. See Note 3. The Company maintains an office in Vancouver, British Columbia, Canada.


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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $655,476 for the six months ended June 30, 2002, and has an accumulated deficit of $2,803,689 and negative working capital. The Company's management is currently exploring new business opportunities which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of June 30, 2002, the Company had stock options outstanding, equivalent to 6,400,000 common stock shares.

Cash and Cash Equivalents
-------------------------
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
--------------------
The Company currently does not have employees and therefore does not have a policy regarding accruals of compensated absences. When necessary, the Company intends to expense these costs as incurred.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002


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

At June 30, 2002, the Company had net deferred tax assets of approximately $480,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $2,400,000, which expire in the years 2018 through 2022. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense, in the amount of $384,000 attributable to options issued to officers, directors and consultants.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Accounting Pronouncements
-------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

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

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe any adjustments are needed to the carrying value of its assets at June 30, 2002.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002


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

Interim Financial Statements
----------------------------
The interim financial statements for the period ended June 30, 2002, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.


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

In accordance with SFAS 144, management reviewed the carrying value of this working interest at December 31, 2001, and deemed a complete impairment appropriate and $555,350 was treated as an exploration expense in the fourth quarter of 2001.

Stephens County, Texas
----------------------
In February of 2002, the Company subscribed to and subsequently bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.


NOTE 4 - SHORT-TERM DEBT
------------------------

The accompanying financial statements include a shareholder loan in the amount of $2,846, which is unsecured, noninterest-bearing, and has no stated maturity.

Two shareholders have paid expenses on behalf of the company totaling $96,603 at
June  30,   2002.   These   amounts   have  been   reflected   as  a  short-term
uncollateralized loans, bearing no interest and having no specific due dates.

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002


NOTE 5 - COMMON STOCK
---------------------

In 2002, the Company issued 3,100,000 free trading shares to consultants. These shares were valued at $287,499, which reflects their fair market value as of the dates of issuance.

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

Other issuances during 2001 were as follows: in August 2001, the Company issued 5,000,000 shares of common stock for a working interest in an oil and gas property. See Note 3. In September 2001, the Company issued 200,000 shares of common stock for personal guarantees of two former directors. See Note 7.

Upon incorporation, 10,000,000 shares of common stock were sold at $0.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reverse stock split of one share of common stock for every two shares held, reducing the Company's outstanding common stock to 5,000,000 shares.


NOTE 6 - STOCK OPTIONS
----------------------

In accordance with SFAS No. 123, the fair value of stock options granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: for 2002, risk-free interest rate of 5%, volatility of 110% and a life of 5 years.

During 2002, the Company granted various officers, directors and consultants 6,400,000 options until June 26, 2007 with exercise prices of $0.08 per share as compensation. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $384,000.


                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                        Shares         Price
                                                     ------------   ----------

    Outstanding at January 1, 2002                             -
    Granted                                            6,400,000    $     0.08
                                                     ------------   ----------
    Outstanding and exercisable at June 30, 2002       6,400,000    $     0.08
                                                     ============   ==========

    Weighted average fair value of options granted
    during the six months ended June 30, 2002                       $     0.06
                                                                    ==========

                           MICRON ENVIRO SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002


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

Consulting Agreements
---------------------
During the quarter ended September 30, 2001, the management of the Company experienced material changes in its composition. The Company entered into three consulting agreements with the new members of management where up to 275,000 S-8 registered shares of common stock could be issued, per month, for up to one year as payment for services rendered. In May 2002, the Company amended the consulting agreements. Under these amended consulting agreements, as of May 1, 2002, up to 750,000 S-8 registered shares of common stock may be issued, per month, for up to two years as payment for services rendered.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources
-------------------------------

We have not realized any revenue from operations. The Consolidated Statement of Operations for the three and six months ended June 30, 2002 indicate a net loss of $562,425 and $655,476 respectively, compared to a net loss of $43,962 and $47,810 respectively, for the three and six months ended June 30, 2001.

We cannot predict when, and if, we will realize positive revenue.

For the three and six months ended June 30, 2002, we had total expenses of $562,425 and $655,476 respectively, compared to total expenses of $26,462 and $30,310 respectively, for the three and six months ended June 30, 2001. The increase from the six months ended June 30, 2002 to the comparative period ended June 30, 2001 of $625,166 resulted primarily from increases in costs associated with: management consulting, stock option issued to consultants and to directors, and exploration expenses. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Pinnacle Plastics, Inc., a private company incorporated in the Province of Alberta, Canada and our wholly owned subsidiary ("PPI") owes various creditors approximately $200,000. Of that amount, approximately $145,000 (including interest) is to the Bank of Nova Scotia for a small business loan. Two of our former directors personally guaranteed 25% of this loan. Prior to leaving us in September of 2001, we passed a resolution assuming those guarantees. We do not believe the those resolutions are appropriate. In the event that we are wrong, we could be held liable for those guaranties. The balance of the liabilities of PPI do not appear to be our liabilities. The possibility does exist, however, that any one or all of these creditors could challenge this in a court, and might obtain a judgment against us. We are currently determining the most appropriate manner to liquidate this subsidiary.

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

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise additional capital. We cannot estimate when we will begin to realize any revenue. In order to satisfy our requisite budget, we have conducted and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

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

We acquired a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Steven County, Texas. Our ability to continue with this project is contingent on being able to satisfy future cash requirements. On May 10, 2002, drilling commenced on the first well, the Z1 Well. Permico Corporation (the "Operator") informed us that they encountered numerous potential hydrocarbon-bearing zones while drilling. The Z1 Well was drilled to a total depth of 4,514 feet, production casing was set and cement was poured and dried. The Operator constructed a gas pipeline for the Z1 Well. The Operator gathered information from surrounding fields and existing wells and based on this data, decided to frac the Mississippian zone. The Operator informed us that significant amounts of oil and gas were encountered as the frac was being conducted. The Z1 Well flared off the excessive gas and was shut in to conduct a bottom hole pressure test. At this stage, the Z1 Well has not been put on-line. Additional equipment is required to complete the well. This equipment has been identified and located, and we are currently waiting for the crew and equipment to be moved onto the site. There has been an unusually high amount of rainfall this summer in Texas, consequently the crews have not been able to move the equipment to the Well on the Green Ranch Prospect.

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

We are in discussions to increase our interest in the Green Ranch Prospect. We have identified an additional multi-well prospect in Texas and we are currently in negotiations regarding this project. We are also in discussions on a multi-well oil prospect in Peru, as well as on the New Mexico oil and gas project.

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


ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to foreign currency and interest rate changes as we deal in U.S. dollars.


                           PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

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

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2002, we issued 3,100,000 unrestricted shares to consultants for services rendered. These shares were valued at $287,499, which reflects their fair market value as of the dates of issuance. Those shares were issued pursuant to registration with the SEC on Form S-8.

In July 2002, we issued 1,750,000 unrestricted shares to consultants for services rendered. Those shares were issued pursuant to registration with the SEC on Form S-8.

On June 21, 2002, we adopted a Non-Qualified Stock Option Plan (the "Option Plan"), a copy of which is attached to this Report as Exhibit 10.4. On June 26, 2002, there were 2,500,000 options granted to our directors and officers pursuant to the Option Plan, as well as 3,900,000 options granted to our consultants. In total 6,400,000 options were granted pursuant to the Option Plan. All the options were granted at an exercise price of $0.08 per share, were fully vested immediately and expire on June 26, 2007.


Item 3    DEFAULTS UPON SENIOR SECURITIES.

None.


Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


Item 5    OTHER INFORMATION.

Our Articles of Incorporation and Bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and shareholders and other items. Our Articles of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Nevada law. Pursuant to our Articles of Incorporation and under Nevada law, our directors and officers are generally not liable to us or our shareholders for damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that: (i) the act or failure to act of such officer or director constituted a breach of his fiduciary duties; and (ii) his breach of those duties involve intentional misconduct, fraud or a knowing violation of law.

On July 17, 2002, we entered into Indemnification Agreements with our directors and officers, which provide the indemnitee with the maximum indemnification allowed under applicable law. A copy of the form of the Indemnification Agreement is attached to this Report as Exhibit 10.5. Since the Nevada statutes are non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The indemnification agreement provides a scheme of indemnification, which may be broader than that specifically provided by Nevada law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Nevada law may be expanded, and therefore the scope of indemnification provided by the indemnification agreement may be subject to future judicial interpretation.

The indemnification agreement provides that we are to indemnify an indemnitee, who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was one of our directors, officers, key employees or agents. We are to advance all expenses, judgments, fines, penalties and amounts paid in settlement incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee is to repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by us. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from our assets, thereby affecting a shareholder's investment.

There is no pending litigation or proceeding involving an indemnitee where indemnification would be required or permitted under the indemnification agreements.


Item 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

10.4     Non-Qualified Stock Option Plan
10.5     Form Indemnification Agreement
99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

A report on Form 8K was filed with the Securities & Exchange Commission ("SEC") on May 22, 2002. This report described that drilling had commenced on the Z1 Well, which is the first well on the Green Ranch Prospect located in Stephens County, Texas. Certain estimates were reported about drilling and testing dates.

A report on Form 8K was filed with the SEC on May 30, 2002. This report stated that the production testing process was in progress and that the Z1 Well had displayed good signs of pressure with strong indications of gas presence within the formation. It was also reported that production testing was expected to be completed the following week.

A report on Form 8K was filed with the SEC on June 3, 2002. This report stated that the size of our board had increased to three members, Conrad Clemiss was appointed as a director and Negar Towfigh was appointed as our corporate secretary.

A report on Form 8K was filed with the SEC on June 10, 2002. This report described that we were going to commence construction on a gas pipeline on the Z1 Well.

A report on Form 8K was filed with the SEC on June 27, 2002. This report stated that the Mississippian formation of the Z1 would be tested and that the frac was scheduled to occur the next day.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August  12, 2002

MICRON ENVIRO SYSTEMS, INC., a Nevada Company



By:  /s/ Bernard McDougall

Bernard McDougall
President, Director