Form 10QSB
period 2002-09-30
MICRON ENVIRO SYSTEMS INC
filed 2002-11-20
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number: 000-30258
                             ---------

                           MICRON ENVIRO SYSTEMS, INC.
                           ---------------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                       98-0202944
------------------                                           ----------
(State or other jurisdiction                                 (IRS Employer
of incorporation)                                            Identification No.)

                        789 West Pender Street, Suite 460
                          Vancouver, BC V6C 1H2 Canada
                        ---------------------------------
                    (Address of principal executive offices)

                                  604-646-6903
                                  ------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes [ ] No

There were 22,466,166 common shares outstanding of as of November 8, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

GENERAL

Our unaudited financial statements for the nine months ended September 30, 2002 are included with this Form 10-QSB. The un-audited financial statements for the nine months ended September 30, 2002 include:

     (a) Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001;
     (b) Consolidated Statements of Operations - for the three and nine month periods ended September 30, 2002 and September 30, 2001, and for the period from inception of exploration stage on May 29, 2001 to September 30, 2002;
     (c)  Consolidated Statements of Stockholders'Deficit;
     (d) Consolidated Statements of Cash Flows - for the nine month periods ended September 30, 2002 and September 30, 2001, and for the period from inception of exploration stage on May 29, 2001 to September 30, 2002;
     (e)  Notes to Consolidated Financial Statements

Our unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

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

         Consolidated Statement of Stockholders' Deficit               F-6

         Consolidated Statements of Cash Flows                         F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                         F-8

Board of Directors
Micron Enviro Systems, Inc.
Vancouver, British Columbia
Canada

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Micron Enviro Systems, Inc. (a Nevada corporation and an exploration stage company) as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three and nine months ended September 30, 2002 and 2001, and for the period from May 29, 2001 (inception of exploration stage) to September 30, 2002. All information included in these consolidated financial statements is the representation of the management of Micron Enviro Systems, Inc.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 12, 2002

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30,
                                                                      2002            December 31,
                                                                  (unaudited)             2001
                                                                ----------------    ----------------

ASSETS
    CURRENT ASSETS
       Cash                                                     $        5,580      $          407
       Prepaid expenses                                                 40,000                   -
                                                                ----------------    ----------------
          Total Current Assets                                          45,580                 407
                                                                ----------------    ----------------

    OTHER ASSETS
       Notes receivable from shareholder
          less allowance for bad debts of $6,922                         2,846               2,846
       Working interest in oil and gas property                         18,944                   -
       Other assets                                                        400                   -
                                                                ----------------    ----------------
          Total Other Assets                                            22,190               2,846
                                                                ----------------    ----------------

       TOTAL ASSETS                                             $       67,770      $        3,253
                                                                ================    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
       Accounts payable                                         $       22,439      $       22,477
       Loans payable - shareholders                                    120,102              20,047
       Notes payable - shareholder                                       2,846               2,846
                                                                ----------------    ----------------
          Total Current Liabilities                                    145,387              45,370
                                                                ----------------    ----------------

    NET LIABILITIES OF DISCONTINUED OPERATIONS                         201,330             201,330
                                                                ----------------    ----------------

    COMMITMENTS AND CONTINGENCIES                                            -                   -
                                                                ----------------    ----------------

    STOCKHOLDERS' DEFICIT
       Common stock, 200,000,000 shares authorized,
          $.001 par value; 21,966,166 and 16,866,166 shares
          issued and outstanding, respectively                          21,966              16,866
       Additional paid-in capital                                    2,330,299           1,887,900
       Stock options                                                   384,000                   -
       Pre-exploration stage accumulated deficit                      (874,762)           (874,762)
       Accumulated deficit during exploration stage                 (2,140,450)         (1,273,451)
                                                                ----------------    ----------------
          Total Stockholders' Deficit                                 (278,947)           (243,447)
                                                                ----------------    ----------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                                 $       67,770      $        3,253
                                                                ================    ================

             See accompanying notes and accountant's review report.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            Period from
                                                                                                           May 29, 2001
                                                                                                           (Inception of
                                       Three Months     Three Months     Nine Months      Nine Months    Exploration Stage)
                                          Ended            Ended            Ended            Ended               to
                                      September 30,    September 30,    September 30,    September 30,     September 30,
                                           2002             2001             2002             2001              2002
                                       (unaudited)      (unaudited)      (unaudited)      (unaudited)       (unaudited)
                                      --------------   --------------   --------------   --------------  ------------------

REVENUES                              $          -     $          -     $          -     $          -    $              -
                                      --------------   --------------   --------------   --------------  ------------------

EXPENSES
  Exploration expense                            -                -           13,697                -             569,047
  Directors' fees                                -                -          150,000                -             150,000
  Consulting                               196,100                -          663,587                -           1,083,338
  Legal and accounting                      11,011           27,299           29,978           50,351              70,763
  General and administrative                 4,412            3,398            8,828           10,656              19,114
  Other professional services                    -           15,555              909           15,555              36,364
                                      --------------   --------------   --------------   --------------  ------------------
   TOTAL EXPENSES                          211,523           46,252          866,999           76,562           1,928,626
                                      --------------   --------------   --------------   --------------  ------------------

LOSS FROM OPERATIONS                      (211,523)         (46,252)        (866,999)         (76,562)         (1,928,626)

OTHER EXPENSE
  Financing expense                              -           50,000                -           50,000              50,000
  Agreement liquidation cost                     -                -                -           17,500              17,500
                                      --------------   --------------   --------------   --------------  ------------------
   TOTAL OTHER EXPENSE                           -           50,000                -           67,500              67,500
                                      --------------   --------------   --------------   --------------  ------------------

LOSS BEFORE INCOME TAXES                  (211,523)         (96,252)        (866,999)        (144,062)         (1,996,126)

INCOME TAX                                       -                -                -                -                   -
                                      --------------   --------------   --------------   --------------  ------------------

LOSS FROM CONTINUING OPERATIONS           (211,523)         (96,252)        (866,999)        (144,062)         (1,996,126)

DISCONTINUED OPERATIONS
  Loss from discontinued operations              -           (7,827)               -           (7,827)           (144,324)
                                      --------------   --------------   --------------   --------------  ------------------

NET LOSS                              $   (211,523)    $   (104,079)    $   (866,999)    $   (151,889)   $     (2,140,450)
                                      ==============   ==============   ==============   ==============  ==================

             See accompanying notes and accountant's review report.




                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three Months     Three Months     Nine Months      Nine Months
                                          Ended            Ended            Ended            Ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2002             2001             2002             2001
                                       (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                      --------------   --------------   --------------   --------------


NET LOSS PER COMMON SHARE, BASIC
AND DILUTED
  Continuing operations               $      (0.01)    $      (0.01)    $      (0.05)    $      (0.02)
  Discontinued operations             $        nil     $        nil     $        nil     $        nil
                                      --------------   --------------   --------------   --------------
   Net Loss Per Common Share          $      (0.01)    $      (0.01)    $      (0.05)    $      (0.02)
                                      ==============   ==============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                     21,642,796       11,801,338       19,171,111        9,559,650
                                      ==============   ==============   ==============   ==============



















             See accompanying notes and accountant's review report.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                    Common Stock                                      Accumulated   Pre Exploration
                                               ----------------------                                Deficit During      Stage
                                                 Number                 Additional                    Exploration     Accumulated
                                               of Shares    Amount    Paid-in Capital  Stock Options     Stage          Deficit
                                               ----------- ---------- ---------------  ------------- -------------- ---------------


Balance, January 1, 2001 ....................    7,702,703 $   7,703  $     284,987    $         -   $          -   $    (843,762)

Issuance of common stock for debt at
 an average of $0.28 per share ..............    2,313,463     2,313        647,263              -              -               -

Issuance of common stock for working interest
  in oil and gas property at $0.10 per share     5,000,000     5,000        495,000              -              -               -

Issuance of common stock for personal
 guarantees at $0.25 per share ..............      200,000       200         49,800              -              -               -

Issuance of common stock for consulting fees
 at $0.25 per share .........................    1,650,000     1,650        410,850              -              -               -


Net loss for the year ended December 31, 2001            -         -              -              -     (1,273,451)        (31,000)
                                               ----------- ---------- ---------------  ------------- -------------- ---------------
Balance, December 31, 2001 ..................   16,866,166    16,866      1,887,900              -     (1,273,451)       (874,762)

Issuance of common stock for consulting fees
 at an average of $0.09 per share ...........    5,100,000     5,100        442,399              -              -               -

Issuance of stock options for consulting
 and directors' fees at an average of
 $0.06 per share ............................            -         -              -        384,000              -               -

Net loss for the nine months ended
  September 30, 2002 ........................            -         -              -              -       (866,999)              -

                                               ----------- ---------- ---------------  ------------- -------------- ---------------
Balance, September 30, 2002 (unaudited) .....   21,966,166 $  21,966  $   2,330,299    $   384,000   $ (2,140,450)  $    (874,762)
                                               =========== ========== ===============  ============= ============== ===============



                                                     Total
                                                  Stockholders'
                                                    Deficit
                                                ----------------

Balance, January 1, 2001 ....................   $     (551,072)

Issuance of common stock for debt at
 an average of $0.28 per share ..............          649,576

Issuance of common stock for working interest
  in oil and gas property at $0.10 per share           500,000

Issuance of common stock for personal
 guarantees at $0.25 per share ..............           50,000

Issuance of common stock for consulting fees
 at $0.25 per share .........................          412,500


Net loss for the year ended December 31, 2001       (1,304,451)
                                                ----------------
Balance, December 31, 2001 ..................         (243,447)

Issuance of common stock for consulting fees
 at an average of $0.09 per share ...........          447,499

Issuance of stock options for consulting
 and directors' fees at an average of
 $0.06 per share ............................          384,000

Net loss for the nine months ended
  September 30, 2002 ........................         (866,999)
                                                ----------------
Balance, September 30, 2002 (unaudited) .....   $     (278,947)
                                                ================




             See accompanying notes and accountant's review report.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Period from
                                                                                                            May 29, 2001
                                                                                                           (Inception of
                                                                       Nine Months       Nine Months     Exploration Stage)
                                                                          Ended             Ended                to
                                                                      September 30,     September 30,      September 30,
                                                                          2002              2001                2002
                                                                       (unaudited)       (unaudited)        (unaudited)
                                                                     --------------    --------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $   (866,999)     $   (151,889)     $     (2,140,450)
    Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
       Allowance for bad debt                                                   -                 -                 6,922
       Stock issued for debt and personal guarantees                            -           166,283               181,638
       Stock issued for working interest in oil and gas property                -                 -               500,000
       Stock issued for consulting fees                                   447,499                 -               859,999
       Stock options issued for directors' fees                           150,000                 -               150,000
       Stock options issued for consulting fees                           234,000                 -               234,000
       Expenses paid by shareholders                                            -                 -                     -
       Increase in prepaid expenses                                       (40,000)                -               (40,000)
       Increase (decrease) in accounts payable                                (38)           16,524                28,225
       Provided by discontinued operations                                      -             2,486               144,324
                                                                     --------------    --------------    ------------------
    Net cash provided (used) by operating activities                      (75,538)           33,404               (75,342)
                                                                     --------------    --------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of other assets                                              (400)                -                  (400)
       Purchase of working interest in oil and gas property               (18,944)          (33,504)              (18,944)
                                                                     --------------    --------------    ------------------
    Net cash used by investing activities                                 (19,344)          (33,504)              (19,344)
                                                                     --------------    --------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in loans payable from shareholders                        100,055                 -               100,055
                                                                     --------------    --------------    ------------------
    Net cash provided by financing activities                             100,055                 -               100,055
                                                                     --------------    --------------    ------------------


Change in cash                                                              5,173              (100)                5,369


Cash, beginning of period                                                     407               246                   211
                                                                     --------------    --------------    ------------------

Cash, end of period                                                  $      5,580      $        146      $          5,580
                                                                     ==============    ==============    ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                    $          -      $          -      $              -
                                                                     ==============    ==============    ==================
    Income taxes paid                                                $          -      $          -      $              -
                                                                     ==============    ==============    ==================

NON-CASH TRANSACTIONS:
    Stock issued for debt                                            $          -      $    166,283      $        131,638
    Stock issued for personal guarantees                             $          -      $          -      $         50,000
    Stock issued for notes payable                                   $          -      $    409,710      $        409,710
    Stock issued for working interest in oil and gas property        $          -      $          -      $        500,000
    Stock issued for consulting fees                                 $    447,499      $          -      $        859,999
    Stock options issued for directors' fees                         $    150,000      $          -      $        150,000
    Stock options issued for consulting fees                         $    234,000      $          -      $        234,000
    Working interest acquired by note payable                        $          -      $    500,000      $        500,000


             See accompanying notes and accountant's review report.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


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

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $866,999 for the nine months ended September 30, 2002, and has an accumulated deficit of $3,015,212 and negative working capital. The Company's management is currently exploring new business opportunities, which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring various oil and gas properties. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Exploration Stage Activities
----------------------------
The Company entered the exploration stage on May 29, 2001 and is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to entering the exploration stage was $874,762.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of September 30, 2002, the Company had stock options outstanding, equivalent to 6,400,000 common stock shares.

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable and notes payable approximate their fair value.

Reclassification
----------------
Reclassifications in the financial statements resulted from certain changes in presentation, which do not have a material effect on reported net losses or shareholders' deficit.

Translation of Foreign Currency
-------------------------------
Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets and liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Concentration of Risk
---------------------
The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's business checking account, which is maintained in United States dollars, is not insured. As of September 30, 2002, a total of $5,580 was at risk.

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

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2002, the Company had net deferred tax assets of approximately $480,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Provision for Taxes (Continued)
-------------------------------
At September 30, 2002, the Company has net operating loss carryforwards of approximately $2,400,000, which expire in the years 2018 through 2022. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense in the amount of $384,000 attributable to options issued to officers, directors and consultants.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its discontinued subsidiary, Pinnacle Plastics, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

Accounting Pronouncements
-------------------------
In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption has no effect on the financial statements of the Company at September 30, 2002, as the Company has no long-lived assets.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption has no effect on the financial statements of the Company at September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 44, and 64, Amendment of SFAS No. 13, and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 44, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The pronouncement will not affect the Company as it has not entered into any of the aforementioned transactions.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Accounting Pronouncements (Continued)
-------------------------------------
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by SFAS No. 131 as its only subsidiary has been discontinued.

Interim Financial Statements
----------------------------
The interim financial statements for the period ended September 30, 2002, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES
----------------------------------------------------

Fresno, California
------------------
The Company negotiated an agreement with Andromeda Investments Ltd. on May 29, 2001 to acquire a 5% working interest in an oil and gas well near Fresno, CA. In exchange for the working interest, the Company issued 5 million shares of its common stock, valued at $0.10 per share. These shares were issued August 7, 2001. Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.

Management reviewed the carrying value of this working interest at December 31, 2001, and in accordance with SFAS No. 144 deemed that a complete impairment of the interest was appropriate. Accordingly the Company recorded $555,350 as an exploration expense in the fourth quarter of 2001.

Stephens County, Texas
----------------------
In February of 2002, the Company subscribed to and subsequently bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)
----------------------------------------------------------------

Kern County, California
-----------------------
In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in a well oil and gas project in Kern County, California from a related party for $2,500.


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The accompanying financial statements include a shareholder note receivable in the amount of $2,846, which is unsecured, noninterest bearing, and has no stated maturity.

Three shareholders have loaned funds and paid expenses on behalf of the company totaling $120,102 at September 30, 2002. A total of $115,102 of funds loaned is uncollateralized, bears no interest and has no specific maturity. A portion of the funds loaned, $5,000, together with accrued interest at 4% per annum, matures on September 26, 2003.


NOTE 5 - COMMON STOCK
---------------------

In 2002, the Company issued 5,100,000 free trading shares of its common stock to consultants. These shares were valued at $447,499, which reflects their fair market value at the dates of issuance.

In 2001, the Company issued 1,650,000 free trading shares of its common stock to consultants. These shares were valued at $412,500, which reflected their fair market value at the dates of issuance. See Note 8. Notes payable totaling $503,880 were converted to 1,770,191 shares of common stock during 2001. Other liabilities arising from cash calls and other expenses paid on behalf of the Company by Gordon Bradley and Gigco Holdings Ltd. totaling $114,668 were converted to 543,272 shares of common stock during 2001.

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


NOTE 6 - STOCK OPTIONS
----------------------

In accordance with SFAS No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: for 2002, risk-free interest rate of 5%, volatility of 110% and a life of 5 years.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


NOTE 6 - STOCK OPTIONS (Continued)
----------------------------------

During 2002, the Company granted various officers, directors and consultants 6,400,000 options with an expiration date of June 26, 2007 and an exercise prices of $0.08 per share as compensation.

The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $384,000.

                                                                                    Weighted
                                                                                    Average
                                                                                    Exercise
                                                                  Shares             Price
                                                              ---------------   -----------------

     Outstanding at January 1, 2002                                         -    $              -
     Granted                                                        6,400,000                0.08
                                                               ---------------   -----------------
     Outstanding and exercisable at September 30, 2002              6,400,000    $           0.08
                                                               ===============   =================

     Weighted average fair value of options granted during
     the nine months ended September 30, 2002                                    $           0.06
                                                                                 =================


NOTE 7 - DISCONTINUED OPERATIONS OF PINNACLE PLASTICS, INC.
-----------------------------------------------------------

In March 1999, the Company acquired all of the outstanding common stock of Pinnacle Plastics, Inc. (hereinafter "PPI") in exchange for 2,000,000 shares of its common stock valued at $0.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any revenues or earnings prior to the acquisition. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI. These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management originally determined that the value of this manufacturing and licensing agreement was to be amortized over ten years. The manufacturing and technological license was subsequently determined to be impaired as of December 20, 2000. In the fourth quarter of 2000, the Company's management also determined that the subsidiary's intangible assets were impaired, based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations. On December 20, 2000, PPI discontinued its operations. Remaining net liabilities have been separately classified in the accompanying balance sheets.

                           MICRON ENVIRO SYSTEMS, INC.
                         (an Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Lease
-----
The Company had a lease agreement in effect at December 31, 2000 for commercial space that was allowed to lapse during 2001.

Consulting Agreements
---------------------
The Company entered into three consulting agreements where up to 275,000 S-8 registered shares of common stock could be issued, per month, for up to one year as payment for services rendered. In May 2002, the Company amended the consulting agreements. Under these amended consulting agreements, as of May 1, 2002, up to 750,000 S-8 registered shares of common stock may be issued, per month, for up to two years as payment for services rendered.

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

Foreign Operations
------------------
The accompanying balance sheet at September 30, 2002 includes $47,770 of assets in Canada. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.


NOTE 9 - SUBSEQUENT EVENTS
--------------------------

In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in a well oil and gas project in Kern County, California from a related party for $2,500. See Note 3.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

Liquidity and Capital Resources
-------------------------------

We have not realized any revenue from operations. The Consolidated Statement of Operations for the three and nine months ended September 30, 2002 indicate a net loss of $211,523 and $866,999 respectively, compared to a net loss of $104,079 and $151,889 respectively, for the three and nine months ended September 30, 2001.

We cannot predict when, and if, we will realize positive revenue.

For the three and nine months ended September 30, 2002, we had total expenses of $211,523 and $866,999 respectively, compared to total expenses of $46,252 and $76,562 respectively, for the three and nine months ended September 30, 2001. The increase from the nine months ended September 30, 2002 to the comparative period ended September 30, 2001 of $790,437 resulted primarily from increases in costs associated with consulting fees and stock option issued to consultants and to directors. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Pinnacle Plastics, Inc., a private company incorporated in the Province of Alberta, Canada and our wholly owned subsidiary ("PPI") owes various creditors approximately $200,000. Of that amount, approximately $145,000 (including interest) is to the Bank of Nova Scotia for a small business loan. Two of our former directors personally guaranteed 25% of this loan. Prior to leaving us in September of 2001, we passed a resolution assuming those guarantees. We do not believe that those resolutions are appropriate. In the event that we are wrong, we could be held liable for those guaranties. A balance of $201,330 for the liabilities of PPI appear on our balance sheet. The possibility does exist that any one or all of these creditors could challenge this in a court, and might obtain a judgment against us. We are currently determining the most appropriate manner to liquidate this subsidiary.

Results of Operations
---------------------

We have not realized any significant revenue from operations, nor do we expect to in the foreseeable future. Our only source of liquidity in the next 12 months will be from public or private debt or equity financing. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation
-----------------

We currently have cash reserves of $5,580. We have arranged for short term financing to enable us to continue our operations for the immediate future. We intend to raise additional financing by private offerings of our common stock. We will offer such stock for sale only after we have identified a viable business opportunity. We are working with an United States oil and gas prospect consultant to evaluate certain specific oil and gas exploration projects.

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

Our Plan of Operations For Next 12 Months
-----------------------------------------

We acquired a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Steven County, Texas referred to as the Green Ranch Prospect. Our ability to continue with the Green Ranch Project is contingent on being able to satisfy future cash requirements. On May 10, 2002, drilling commenced on the first well, the Z1 Well. Permico Corporation (the "Operator") informed us that they encountered numerous potential hydrocarbon-bearing zones while drilling. The Z1 Well was drilled to a total depth of 4,514 feet, production casing was set and cement was poured and dried. The Operator constructed a gas pipeline for the Z1 Well. The Operator gathered information from surrounding fields and existing wells and based on this data, decided to frac the Mississippian zone. The Operator informed us that significant amounts of oil and gas were encountered as the frac was being conducted. The frac was successful and oil has been recovered and sold. Currently the gas formation located directly above the oil-bearing region has been fraced and put on-line for sales. The operator has informed us that they expect to be able to recover the oil and the gas from the two separate zones in approximately 4 to 8 weeks. This will enable the Z1 Well to be dually produced, thus recovering oil and gas for sales simultaneously. The well was declared a commercial success and plans are being developed for the next well(s) to be drilled.

We intend to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas producing properties. We believe our current cash resources are not sufficient to allow us to complete the task of identifying other business opportunities, we have agreed to finance the evaluation of such business opportunities for the next 12 months. We cannot guaranty, however, that we will be able to locate a viable business opportunity. Our failure to locate a viable business opportunity will significantly affect our ability to continue our operations.

We are in discussions to increase our interest in the Green Ranch Prospect. We are currently reviewing other multi-well oil and or gas prospects located in numerous countries.

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


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

Non applicable.


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1   LEGAL PROCEEDINGS
--------------------------

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


ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

During the nine months ended September 30, 2002, we issued 5,100,000 unrestricted shares to consultants for services rendered. These shares were valued at $447,499, which reflects their fair market value as of the dates of issuance. Those shares were issued pursuant to registration with the SEC on Form S-8.

In October 2002, we issued 500,000 unrestricted shares to consultants for services rendered. Those shares were issued pursuant to registration with the SEC on Form S-8.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

Non applicable.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Non applicable.

ITEM 5   OTHER INFORMATION.
---------------------------

On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc. ("Goldwater"), whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500. The rights we acquired included the Pulv and Olcese Prospect. Goldwater is a related party in that it has directors and officers in common with us.

We announced on November 18, 2002 that the Operator has informed us that the Z1 Well on the Green Ranch Prospect in Stephens County, Texas, has been declared commercial, that the gas lines have now been hooked up and sales have commenced. This is the first well of a proposed 15 well project. Having the first well come in commercial shows promise for the future prospects of the entire field. The Operator expects that after 4 to 8 weeks of gas sales, the oil zone within the Z1 Well, which is situated below the gas zone, may be re-opened. This will enable the Well to be dual produced from the gas and oil zones simultaneously. The Operator has informed us that this gas zone tested as high as 797 MCF/day and a sustainable flow rate is expected to be established over the next 4 to 8 weeks of production. The quality of the gas from this zone was tested at 1,135 BTU/cf (British Thermal Units per cubic feet), therefore garnering a premium of approximately 13.5% above the standard price. This is in conjunction with the premium commanded by the oil from this first well. Gas prices are currently trading near 16-month highs around the $4.00 level.

Plans are being developed to establish the next target and to start drilling the next well in order to exploit the entire field. Now that the partners have a better knowledge of the geology due to all the information gathered from the first well, the Operator expects that the next well will not take nearly as long to complete.

The Green Ranch Prospect is a proposed 15 well program consisting of 4,131 acres of leasehold on the Green Ranch in Stephens County, Texas. This leasehold is located approximately 50 miles northeast of Abilene, Texas and approximately 10 miles northwest of Breckenridge, Texas, along the North Stephens-Shackelford County line. The Green Ranch Prospect lies within an oil and gas producing province identified as Texas Railroad Commission District 7B, which encompasses 24 counties in North Central Texas. TRRC reports indicate District 7B has produced a total of 2.225 billion barrels of oil during the period from 1935 through June of 2001. These reports also indicate the district has made 2.277 TCF of unassociated gas (gas wells) from 1970 through June of 2001. It is estimated that this district accumulated approximately 2.78 TCF of casinghead gas. During the year 2000, District 7B made 14.1 million barrels of oil, 18.6 BCF of casinghead gas and 45.3 BCF of unassociated gas.

Our president, Bernard McDougall stated, "This is the most exciting day in the history of MSEV. We are proud to announce that we can now be called an emerging oil and gas company now that we will have revenue. This is a major turning point for MSEV and our loyal shareholders who have shown great patience and stood by the company. We hope that this announcement will signal a new era of steady oil and gas revenue growth while increasing shareholder value. When you consider that this is just the first well on the prospect, with 14 more wells planned to be drilled, we are tremendously excited about the future growth potential for MSEV. Current commodity prices are in the high end of their range, as well the gas and oil from this first well with both command a premium to regular prices. This firmly puts MSEV on its way to attain our goal of becoming a mid-range oil and gas company. In light of this first well's success we are negotiating to increase our interest in the remainder of the field and expect a decision on this within a few weeks. President Bush has mandated more domestic oil and gas production and MSEV plans to be part of this emphasis in the present and future."

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibit No.
-----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

A report on Form 8K was filed with the Securities & Exchange Commission ("SEC") on September 27, 2002. This report announced that drilling of lower portion of the Z1 Well had been completed. The Z1 Well is the first well on the Green Ranch Prospect located in Stephens County, Texas.

A report on Form 8K was filed with the SEC on October 2, 2002. This report stated that the crew was on site to test the primary formations within the Z1 Well, which is primarily a gas target. Certain estimates were reported about drilling and testing dates.

A report on Form 8K was filed with the SEC on October 10, 2002. This report stated that frac on the Z1 Well had been successfully completed. Certain estimates were reported about drilling and testing dates.

A report on Form 8K was filed with the SEC on October 15, 2002. This report described our acquisition of an oil and gas interest in Kern County, California.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 18, 2002

MICRON ENVIRO SYSTEMS, INC., a Nevada Company


/s/ Bernard McDougall


By:  Bernard McDougall

Bernard McDougall
President, Director

                                 CERTIFICATIONS

I, Bernard McDougall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Micron Enviro Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002
                                   /s/ Bernard McDougall
                                   ----------------------------------
                                   Bernard McDougall, President

                                 CERTIFICATIONS

I, Negar Towfigh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Micron Enviro Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002
                                         /s/ Negar Towfigh
                                         ------------------------------
                                         Negar Towfigh, CFO