Form 10KSB
period 2002-12-31
MICRON ENVIRO SYSTEMS INC
filed 2003-04-10
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

                           Micron Enviro Systems, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

  Nevada                                                         98-0202-944
  -------                                                        -----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


789 West Pender Street, Suite 460
Vancouver, B.C.  Canada                                              V6C 1H2
---------------------------------------                              --------
(Address of principal executive offices)                            (Zip Code)

(604) 646-6903
--------------
(Registrant's Telephone Number, Including Area Code)

           Securities to be registered under Section 12(b) of the Act:
         Title of Each Class: Name of Each Exchange on which Registered:
                                      None

           Securities to be registered under Section 12(g) of the Act:
                          Common Stock, Par Value $.001

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

The issuer had revenue of $532 in its most recent fiscal year.

The aggregate market value of the Common Stock (28,366,166 shares) held by non-affiliates, based on the closing sale price ($0.037) of the Common Stock as of April 4, 2003 was $1,049,548. On April 4, 2003, the closing price of our common equity was $0.037.

As of April 4, 2003, there were 28,366,166 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    No  X
                                                              ---    ---

                                     PART I
                                     ------

Item 1. Description of Business.
--------------------------------

Our Development. We were originally incorporated on January 23, 1998.

Our executive offices are located at 789 West Pender Street, Suite 460, Vancouver, British Columbia, Canada V6C 1H2. Our telephone number is (604) 646-6903.

Our Business. We were originally incorporated for the purposes of manufacturing
------------
low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting our due diligence, we decided to shift the focus of our business. We then completed the research and development of technology designed to recycle hydraulic oil. We also completed a market analysis and feasibility study regarding the recycling of hydraulic oil. We then determined that it was not in our best interests or our shareholders to conduct this type of business.

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

However, after we completed a feasibility and market analysis of the air filter project, we made the decision that the air filter project was not commercially viable and we sold back to Tangle Creek all the assets we acquired from Tangle Creek, including, but not limited to, all of the equipment and inventory of Dustcheck. In exchange for such assets, Tangle Creek paid us an agreed upon amount of cash and we are holding a note receivable for $9,768.

On May 29, 2001, our board of directors signed a participation agreement to purchase a working interest in an oil and gas well in Fresno, California. See
Note 3 to our financial statements. We have been deemed an oil and gas company in the exploration stage.

A participation agreement with Andromeda Investments Ltd. provided for a 5% working interest in the Coalinga Nose Prospect located in Fresno County, California. In exchange for the 5% working interest, we issued five million shares of our common stock, valued at $0.10 per share. These shares were issued on August 7, 2001.

Due to our lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%. The well drilled on the property was unsuccessful and the costs associated with this project have been written-off. The project has been abandoned.

In February 2002, we subscribed for a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas. The first well, the Z1 well, has been drilled and is currently producing both oil and gas revenue. On November 27, 2002, for consideration of

$10,000 we increased our net revenue interest in the Green Ranch Prospect from 2.5% to 3.9%, while our working interest remained at 5%. The Z2 well, the second well on the prospect, has also been successfully drilled and is currently producing gas, which is being sold. Our ability to continue with this project is contingent on being able to meet all future cash calls.

On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc., whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500. The rights we acquired included the Pulv and Olcese Prospect.

Our Subsidiary. In or about March, 1999, we issued 2,000,000 shares of our $.001
--------------
par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("PPI"), in exchange for 2,000,000 shares of PPI's common stock.

Our primary marketing focus was to be on the drainage chambers produced by PPI. PPI had developed a process for the manufacturing of plastic drainage chambers in conjunction with a United States distributor which holds patents on chamber designs. Through PPI, we designed and built the manufacturing equipment necessary to produce plastic drainage chambers. Unfortunately, PPI was unable to manufacture the chambers which met the requirements of the United States distributor. Following several unsuccessful attempts to renegotiate standards and after several production runs, PPI failed to achieve a standard acceptable to the United States' distributor and was forced to abandon further production of the drainage chambers.

The facilities and equipment used for the production of the chambers has been dismantled and PPI has sold all inventory. As of December 20, 2000, PPI discontinued its operations.

Future Plans. Subsequent to the year ended December 31, 2002, we entered into a
------------
participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada for consideration of incurring up to 5% of the costs associated with the drill program. Please refer to Exhibit 10.9 attached to the this Report on Form 10-KSB. The president of Patch Energy Inc., David Stadynk, is also one of our consultants.

We intend to further exploit the Green Ranch Prospect by drilling further wells on the prospect. We also intend to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas properties.

Employees. We do not currently have any employees. Due to our lack of funding,
---------
we anticipate that we will require very few, if any, employees during the next fiscal year. Therefore, we do not anticipate any material change in the number of employees during the next 12 months.

Item 2. Description of Property.
--------------------------------

Our Property. During the fiscal year ended December 31, 2002, we held a working
------------
interest in the following properties:

Coalinga Nose Prospect (Fresno, California)
-------------------------------------------

We negotiated an agreement with Andromeda Investments Ltd. on May 29, 2001 for a 5% working interest in certain proposed wells on an oil and gas lease located in Fresno, California, which we refer to as the Coalinga Nose Prospect. In exchange for the working interest, we issued 5 million shares of our common stock, valued at $0.10 per share. These shares were issued August 7, 2001. Due to our lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.

Working interest is defined as a working interest in an oil or gas property is one that is burdened with the cost of development and operation of the property, such as the responsibility to share expenses of drilling completed or operating oil and gas property, according to working or operating mineral interest in any tract or parcel of land. Rights to overriding royalties, production payments, and the like do not constitute working interests because they are not burdened with the responsibility to share expenses of drilling, completing, or operating oil and gas property. Likewise, contract rights to extract or share in oil and gas, or in the profits from extraction, without liability to share in the costs of production do not constitute working interests. Income from such interests is generally considered to be portfolio income.

Net revenue interest is defined as the percent of the production revenue allocated to the working interest after first deducting proceeds allocated to royalty and overriding interest.

We entered into a participation agreement with Andromeda Investments Ltd. pursuant to which we were granted the option to participate in a 5% working interest (a 2.5% net revenue interest until payout and a 1.875% net revenue interest after payout) in certain wells and a 2.5% working interest (1.25% net revenue interest before and after payout) in certain other wells to be drilled on the Coalinga Nose Gas Prospect. In addition to the acquisition cost of the option, we were also to make staged payments to complete due diligence, complete exercise of the option and to fund estimated dry hole costs of the initial test well.

On July 1, 2001, drilling commenced on the first well in Block A, the Coalinga Nose 1-1, towards the primary target of the Brown Mountain Sands. The well was drilled to the target depth of 11,167 feet and electronic logs were run on the Brown Mountain Sands. As the operator was attempting to run electronic logs, the electronic log equipment became lodged in the well. At this point, the well was sidetracked and drilling continued vertically. Production casing was set and cemented down to approximate 10,130 feet.

The sidetrack drilling was then completed to a depth of 11,150 feet and electronic logs and sonic-logs were run to determine the primary targets. After testing it was determined that the well was not commercial. In accordance with accounting policies, the property was written-off in the period ending December 31, 2001. We were informed by the operator that the Coalinga Nose 1-1 well has been plugged and abandoned. We entered into negotiations to perforate the zone located above the original lease, but those negotiations were not favourable us and therefore it was not pursued.

Green Ranch Prospect (Stephens County, Texas)
---------------------------------------------
In February 2002, we acquired a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas referred to as the Green Ranch Prospect.

The Green Ranch Prospect is a proposed 15 well program consisting of 4,131 acres of leasehold on the Green Ranch in Stephens County, Texas. This leasehold is located approximately 50 miles northeast of Abilene, Texas and approximately 10 miles northwest of Breckenridge, Texas, along the North Stephens-Shackelford County line. The initial primary target formation in this prospect was the Bend Conglomerate at a depth of approximately 4,500 feet. Secondary target formations are Caddo, Rotten Chert, Mississippian and Ellenberger.

The Green Ranch Prospect lies within an oil and gas producing province identified as Texas Railroad Commission District 7B, which encompasses 24 Counties I North Central Texas. TRRC reports indicate District 7B has produced a total of 2.225 billion barrels of oil during the period from 1935 through to June 2001. These reports also indicate the district has made 2.277 tcf of unassociated gas (gas wells) from 1970 through to June 2001. It is estimated that this district accumulated approximately 2.78 tcf of casinghead gas. During year ended December 31, 2000, District 7B produced 14.1 million barrels of oil,
18.6 bcf of casinghead gas and 45.3 bcf of unassociated gas.

Within an area approximately 120 miles long and 40 miles wide running from Archer County, Texas to the North to Brown County to the South, lays the Bend Arch. It covers portions of Archer, Jack, Throckmorton, Shackelford, Callahan, Eastland and Brown Counties, and all of Stephens and Young Counties all within District 7B. As the name implies, the Bend Arch is a broad, gentle structural arch, which plunges northward from the Llano Uplift across West Central Texas, terminating in the regional synclinal area south of the Red River Uplift. It was a stable area with subsidence on either side as the Fort Worth Basin formed on the East and Permian Basin formed on the west. As the Bend Arch was relatively stable throughout a large part of geologic history, the area afforded favourable environments for deposition of oil and gas reservoir beds. Principal producing formations are the Mississippian, Bend sands and conglomerates, the Caddo limestone and Strawn sands.

The Bend Arch/ Ft. Worth Basin has been one of the more active drilling areas during the resurgence of U.S. drilling, which began after the OPEC embargo. It has consistently appeared on the list of the 10 most active provinces in terms of wells completed and footage drilled. During the period 1974 through to 1980, 9,177 oil wells and 4,520 gas wells were drilled and completed in this area. The reason for the high activity was the combination of relatively shallow depths (2,000-6,000 feet) combined the high producing rates and reserves produced excellent economics.

The information provided by the geologist who interpreted the seismic on the Green Ranch Prospect indicates he used a 3-D computer model to interpret 2-D seismic data. According to reliable sources in the geophysical field, in the absence of actual 3-D seismic, using 2-D seismic in a 3-D seismic computer program is a common practice. It gives the geophysicist or geologist a much more efficient way of looking at and interpreting large amounts of data, as is the case with the Green Ranch Prospect. Through the interpretation of the seismic data, several "bright spots" have been identified and are the primary targets of this prospect.

Fracturing ("frac") refers to a method used by producers to extract more natural gas from a well by opening up rock formations using hydraulic or explosive force. Advanced fracturing techniques are enhancing producers' ability to find and recover natural gas, as well as extending the longevity of older wells.

On May 10, 2002, drilling commenced on the first well, the Z1 well. Permico Corporation (the "Operator") informed us that they encountered numerous potential hydrocarbon-bearing zones while drilling. The Z1 well was drilled to a total depth of 4,514 feet, production casing was set and cement was poured and dried. The Operator constructed a gas pipeline for the Z1 well. The Operator gathered information from surrounding fields and existing wells and based on this data, decided to frac the Mississippian zone. The Operator informed us that significant amounts of oil and gas were encountered as the frac was being conducted. The frac was successful and oil has been recovered and sold. Currently the gas formation located directly above the oil-bearing region has been fraced and put on-line for sales. The Z1 well is currently producing both oil and gas revenue.

On November 27, 2002, for consideration of $10,000 we increased our net revenue interest in the Green Ranch Prospect from 2.5% to 3.9%, while our working interest remained at 5%.

On February 1, 2003, drilling commenced on the second well of the Green Ranch Prospect, the Z2 well. The Z2 well was drilled to a total depth of 4,249 feet, production casing was set and cement was poured and dried. The Z2 is located approximately 6,000 feet away from the Z1. After reviewing the sonic logs and the density-neutron logs, the Operator decided to perforate and frac from 3,950 feet to 3,990 feet. Perforation of the Z2 Well was successful completed and successful within the significant 104-foot continuous fractured pay zone. The Z2 well has been connected to the high pressure gas system and gas has been recovered and sold. Based on the data collected to date, the operator feels that 15 wells may not be enough to fully drain this fractured formation that the Z2 Well discovered.

Our ability to continue with the Green Ranch Project is contingent on being able to satisfy future cash requirements.

Pioneer Canal Prospect (Kern County, California)
------------------------------------------------
On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc. ("Goldwater"), whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500. The rights we acquired included the Pulv and Olcese Prospect. Goldwater is a related party in that it has directors and officers, Conrad Clemiss and Negar Towfigh, in common with us.

California's San Joaquin Valley hosts 5 of the top 25 largest fields in the United States. More than 30,000 producing wells in Kern County alone provide approximately 62% of California's oil production and approximately 9% of national output. For industry experts this is not surprising because the geological conditions for oil and gas entrapment in the San Joaquin Valley are among the best in the Western Hemisphere.

This acquisition included an interest in a producing well that was producing from the Stevens Sands formation within the Bakersfield Arch. We acquired an interest, which would had enabled us to receive revenue from this well once the well had paid out 400% of its costs, subsequent to our acquisition the well was shut-in and is no longer producing but we continue to hold our percentage of rights to the Pulve and Olcese Prospect.

The Stevens Sands on the Bakersfield Arch in the southern San Joaquin basin has produced over 1 billion barrels of oil and 1 trillion cubic feet of gas over the last 70 years. The Pioneer Canal field lies in the central area of the Bakersfield Arch and is surrounded by large productive fields. Each of these fields is still in production today and active exploration efforts continue in this prolific reservoir.

During the year ended December 31, 2002, we occupied office space, consisting of 680 square feet, provided by one of our officers, Negar Towfigh, at no charge. In March 2003, we reached an oral agreement to pay $300 per month for this space.

Item 3. Legal Proceedings.
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

The inability of PPI, a private corporation in the Province of Alberta, Canada, and our wholly owned subsidiary, to repay funds borrowed from an institutional lender could potentially result in litigation. Specifically, in March 1999, we acquired all of the outstanding common stock of PPI in exchange for 2,000,000 shares of our common stock valued at $0.10 per share. PPI, therefore, then became our wholly owned subsidiary.

We planned to market drainage chambers produced by PPI. PPI had developed a process for the manufacturing of plastic drainage chambers in conjunction with a United States distributor, which holds patents on chamber designs. Through PPI, we designed and built the manufacturing equipment necessary to produce the plastic drainage chambers. Unfortunately, PPI was unable to manufacture chambers which satisfied the requirements of the United States distributor. Following several unsuccessful attempts to renegotiate standards and after several production attempts, PPI failed to achieve a standard acceptable to the United States distributor and was forced to abandon additional production of the drainage chambers. We abandoned any additional plans to develop PPI or PPI's operations.

On December 20, 2000, PPI discontinued its operations. PPI, however, had obtained a Small Business Loan with a principal balance at November 21, 2001, of approximately CDN $138,096 from an institutional lender through the Canadian Federal Government ("Loan"). Two of our former directors personally guaranteed a portion of the Loan, which guarantees were assumed by us in September of 2001. The Loan is also secured by a general security agreement relating to inventory and equipment and an assignment of insurance proceeds. The Loan is payable in monthly installments of CDN $2,884 plus interest at prime plus 2.5% per annum, with a maturity date of October 2004. The note evidencing the Loan is included in our financial statements as net liabilities of discontinued operations and is, currently, in default.

The institutional lender has indicated that it will collect the Loan indebtedness by foreclosing the security for that indebtedness, specifically, PPI's inventory and equipment. The institutional lender has also indicated that it will demand payment of any deficiency from the guarantors.

Please refer to Note 9 to our attached Financial Statements for the year ended December 31, 2002.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

Not Applicable


                                     PART II
                                     -------

Item 5. Market Price for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and
---------------------------
Exchange Commission ("SEC"). We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the NASDAQ Stock Market and prices for our common stock are published on the OTCBB under the trading symbol "MSEV". The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The following chart from Yahoo! Finance specifies monthly high and low quotations. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        Date          Open       High        Low         Close
      1-Apr-03        0.04       0.04        0.03        0.03
      3-Mar-03        0.04       0.05        0.03        0.04
      3-Feb-03        0.06       0.06        0.03        0.04
      2-Jan-03        0.03       0.05        0.02        0.05
      2-Dec-02        0.03       0.04        0.01        0.02
      1-Nov-02        0.05       0.05        0.03        0.04
      1-Oct-02        0.05       0.06        0.03        0.05
      3-Sep-02        0.05       0.06        0.04        0.05
      1-Aug-02        0.06       0.09        0.05        0.05
      1-Jul-02        0.11       0.12        0.06        0.06
      3-Jun-02        0.12       0.13        0.08        0.12
      1-May-02        0.09       0.15        0.07        0.13
      1-Apr-02        0.06       0.12        0.06         0.1
      1-Mar-02        0.06       0.09        0.05        0.07
      1-Feb-02        0.13       0.16        0.05        0.06
      2-Jan-02        0.16       0.16        0.09        0.12
      3-Dec-01        0.17       0.18        0.08        0.16
      1-Nov-01        0.25       0.29        0.17        0.17
      1-Oct-01        0.14       0.33        0.14        0.25
      4-Sep-01        0.26       0.37        0.13        0.14
      1-Aug-01         0.2       0.59        0.16        0.25
      2-Jul-01        0.21       0.26        0.16        0.19
      1-Jun-01         0.1       0.49        0.09        0.22
     30-May-01        0.12       0.12        0.08         0.1

During the year ended December 31, 2002, we granted options to purchase up to 6,400,000 shares of our common stock at an exercise price of $0.08 per share, as compensation to certain of our directors, executive officers and consultants. No options were exercised during the year ended December 31, 2002.

In January 2003, the exercise price on stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively. Also in January 2003, stock options totaling 1,200,000, with an exercise price of $0.02, were issued to Jason Gigliotti. In February 2003, stock options totaling 850,000, with an exercise price of $0.02, were issued to Graeme Sewell. In April 2003, stock options totaling 700,000, with an exercise price of $0.02, were issued to Graeme Sewell and Jason Gigliotti, and the exercise price on stock options totaling 1,500,000 were adjusted from $0.04 to $0.025. Subsequent to December 31, 2002, stock options totaling 2,400,000 were exercised, resulting in the issuance of 2,400,000 shares of common stock and gross proceeds of $48,000. Also in April 2003, the 2003 Stock Option Plan was implemented and 2,000,000 stock options with an exercise price of $0.02 were granted to Graeme Sewell and Jason Gigliotti under the new plan.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

- a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
- a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
- a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
-    a toll-free telephone number for inquiries on disciplinary actions;
- definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
- such other information , in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

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

Liquidity and Capital Resources. We have realized $532 in revenue from
--------------------------------
operations for the year ended December 31, 2002. The Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2002 indicate a net loss of $950,075, compared to a net loss of $1,303,761 for the fiscal year ended December 31, 2001.

For the year ended December 31, 2001, we had total expenses from operations of $1,091,937. For the year ended December 31, 2002, we had total expenses of $950,607. The decrease resulted primarily from decreases in costs associated with exploration expenses as well as legal and accounting expenses. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

The discontinuation of PPI's operations resulted in recognition of losses from discontinued operations of $144,324 versus nil for the years ended December 31, 2001 and 2002, respectively.

PPI owes various creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia for a small business loan in the amount of $145,000 (including accrued interest). Although two of our former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby we assumed their guarantees prior to their departure as board members. Current management and our legal counsel believe that the aforementioned resolution is inappropriate and does not legally bind us. In the event that they are wrong, we could be held liable for the aforementioned guarantees.

The balance of PPI's liabilities appear to be debts in the name of PPI rather than in our name. However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and collect against us. We are currently evaluating the possibility of liquidating this subsidiary in order to extricate ourselves from the subsidiary's debt.

Results of Operations. We have not realized any significant revenue from
---------------------
operations. We do expect to generate revenue from the Green Ranch Prospect during the 2003 fiscal year, though we cannot predict the amount of revenue that may be generated. Our other sources of capital in the next 12 months may come from the sale of our securities. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation. We have not received any significant revenue from operations
-----------------
during any of the three fiscal years immediately prior to the filing of this Report on Form 10-KSB. We currently have cash reserves of $115, which even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report on Form 10-KSB. We intend to raise additional financing through private offerings of our common stock.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot estimate when we will begin to realize any significant revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Our Plan of Operations For Next 12 Months. We have a 2.5% net revenue interest
-----------------------------------------
in the Z1 well and a 3.9% net revenue interest in Z2 well located on the Green Ranch Prospect. Both wells are currently producing gas revenue, while the Z1 is also producing oil revenue. We intend to further exploit the Green Ranch Prospect by drilling further wells on the prospect. Our ability to continue with this project is contingent on being able to meet future cash calls.

We intend to further exploit the Green Ranch Prospect by drilling further wells on the prospect. We also intend to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas properties.

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

Item 7. Financial Statements
-----------------------------

















                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                              Financial Statements
                                December 31, 2002





















                            WILLIAMS & WEBSTER, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                           MICRON ENVIRO SYSTEMS, INC.
                           ---------------------------







INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS

      Balance Sheets                                                       2

      Statements of Operations                                             3

      Statement of Stockholders' Deficit                                   4

      Statements of Cash Flows                                             5

NOTES TO THE FINANCIAL STATEMENTS                                          6

Board of Directors
Micron Enviro Systems, Inc.
Vancouver, British Columbia
Canada


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Micron Enviro Systems, Inc. (an exploration stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from May 29, 2001 (inception of exploration stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. as of December 31, 2002 and 2001, and the results of its operations, stockholders' deficit and its cash flows for the years then ended, and for the period from May 29, 2001 (inception of exploration stage) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. The Company has negative working capital and recurrent losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 18, 2003

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                                 --------------


                                                                  December 31,        December 31,
                                                                      2002                2001
                                                                ----------------    ----------------

ASSETS
    CURRENT ASSETS
       Cash                                                     $          115      $          407
       Revenue receivable - oil and gas                                    532                   -
                                                                ----------------    ----------------
          TOTAL CURRENT ASSETS                                             647                 407
                                                                ----------------    ----------------

    OTHER ASSETS
       Note receivable from shareholder
         less reserve of $6,922 for uncollectible amount                 2,846               2,846
       Working interest in oil and gas property                         31,444                   -
       Other assets                                                        400                   -
                                                                ----------------    ----------------
          TOTAL OTHER ASSETS                                            34,690               2,846
                                                                ----------------    ----------------

       TOTAL ASSETS                                             $       35,337      $        3,253
                                                                ================    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
       Accounts payable                                         $       47,731      $       22,477
       Loans from shareholders and affiliated entities                  62,846               2,846
       Other loans payable                                              61,952              20,047
                                                                ----------------    ----------------
          TOTAL CURRENT LIABILITIES                                    172,529              45,370
                                                                ----------------    ----------------

    NET LIABILITIES OF DISCONTINUED OPERATIONS                         201,330             201,330
                                                                ----------------    ----------------

    COMMITMENTS AND CONTINGENCIES                                            -                   -
                                                                ----------------    ----------------

    STOCKHOLDERS' DEFICIT
       Common stock, 200,000,000 shares authorized,
          $.001 par value; 22,466,166 and 16,866,166 shares
          issued and outstanding, respectively                          22,466              16,866
       Additional paid-in capital                                    2,353,300           1,887,900
       Stock options                                                   384,000                   -
       Pre-exploration stage accumulated deficit                      (874,762)           (874,762)
       Accumulated deficit during exploration stage                 (2,223,526)         (1,273,451)
                                                                ----------------    ----------------
          TOTAL STOCKHOLDERS' DEFICIT                                 (338,522)           (243,447)
                                                                ----------------    ----------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                                 $       35,337      $        3,253
                                                                ================    ================



   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                            Period from
                                                                                            May 29, 2001
                                                                                           (Inception of
                                                                                         Exploration Stage)
                                                    Year Ended          Year Ended               to
                                                   December 31,        December 31,         December 31,
                                                       2002                2001                 2002
                                                 ----------------    ----------------    ------------------

REVENUES - Oil and gas                           $          532      $            -      $            532
                                                 ----------------    ----------------    ------------------

EXPENSES
  Exploration expense                                    13,697             555,350               569,047
  Directors' fees                                       150,000                   -               150,000
  Consulting                                            735,000             419,751             1,154,751
  Legal and accounting                                   33,993              63,837                74,778
  General and administrative                             13,556              17,544                23,842
  Other professional services                             4,361              35,455                39,816
                                                 ----------------    ----------------    ------------------
   TOTAL EXPENSES                                       950,607           1,091,937             2,012,234
                                                 ----------------    ----------------    ------------------

LOSS FROM OPERATIONS                                   (950,075)         (1,091,937)           (2,011,702)

OTHER EXPENSE
  Financing expense                                           -              50,000                50,000
  Agreement liquidation cost                                  -              17,500                17,500
                                                 ----------------    ----------------    ------------------
  TOTAL OTHER EXPENSE
                                                              -              67,500                67,500
                                                 ----------------    ----------------    ------------------

LOSS BEFORE INCOME TAXES                               (950,075)         (1,159,437)           (2,079,202)

INCOME TAX                                                    -                   -                     -
                                                 ----------------    ----------------    ------------------

LOSS FROM CONTINUING OPERATIONS                        (950,075)         (1,159,437)           (2,079,202)

DISCONTINUED OPERATIONS
  Loss from discontinued operations                           -             144,324               144,324
                                                 ----------------    ----------------    ------------------

NET LOSS                                         $     (950,075)     $   (1,303,761)     $     (2,223,526)
                                                 ================    ================    ==================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
  Continuing operations                          $        (0.05)     $        (0.10)
  Discontinued operations                        $          nil      $        (0.02)
                                                 ----------------    ----------------
   NET LOSS PER COMMON SHARE                     $        (0.05)     $        (0.12)
                                                 ================    ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                  20,001,166          11,089,794
                                                 ================    ================


   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       ----------------------------------


                                                        Common Stock
                                                --------------------------   Additional                                    Total
                                                    Number                     Paid-in        Stock      Accumulated   Stockholders'
                                                  of Shares      Amount        Capital       Options       Deficit        Deficit
                                                -------------  -----------  -------------  -----------  -------------  -------------


Balance, January 1, 2001                           7,702,703   $    7,703   $    284,987   $        -   $   (844,452)  $   (551,762)

Issuance of common stock, March - October,
for debt at an average of $0.28 per share          2,313,463        2,313        647,263            -              -        649,576

Issuance of common stock in August for working
interest in oil and gas property at $0.10 per
share                                              5,000,000        5,000        495,000            -              -        500,000

Issuance of common stock in September for
personal guarantees at $0.25 per share               200,000          200         49,800            -              -         50,000

Issuance of common stock, November - December,
for consulting fees at $0.25 per share             1,650,000        1,650        410,850            -              -        412,500

Net loss for the year ended December 31, 2001
                                                           -            -              -            -     (1,303,761)    (1,303,761)
                                                -------------  -----------  -------------  -----------  -------------  -------------
Balance, December 31, 2001                        16,866,166       16,866      1,887,900            -     (2,148,213)      (243,447)

Issuance of common stock, January - October,
for consulting fees at an average of $0.09 per
share                                              5,600,000        5,600        465,400            -              -        471,000

Issuance of stock options in June for consulting
and directors' fees at an average of $0.06 per
share                                                      -            -              -      384,000              -        384,000

Net loss for the year ended December 31, 2002
                                                           -            -              -            -       (950,075)      (950,075)
                                                -------------  -----------  -------------  -----------  -------------  -------------
Balance, December 31, 2002                         22,466,166  $   22,466   $  2,353,300   $  384,000   $ (3,098,288)  $   (338,522)
                                                =============  ===========  =============  ===========  =============  =============


   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                                             Period from
                                                                                                             May 29, 2001
                                                                                                            (Inception of
                                                                                                          Exploration Stage)
                                                                     Year Ended          Year Ended               to
                                                                    December 31,        December 31,         December 31,
                                                                        2002                2001                 2002
                                                                  ----------------    ----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $     (950,075)     $   (1,303,761)     $     (2,223,526)
    Loss from discontinued operations                                          -             144,324               144,324
                                                                  ----------------    ----------------    ------------------
    Loss from continuing operations
                                                                        (950,075)         (1,159,437)           (2,079,202)
    Adjustments to reconcile net loss to net cash used
    by operating activities:
       Allowance for bad debt                                                  -               6,922                 6,922
       Stock issued for debt and personal guarantees                           -             202,947               181,638
       Stock issued for working interest in oil and gas property               -             500,000               500,000
       Stock issued for consulting fees                                  471,000             412,500               883,500
       Stock options issued for directors' fees                          150,000                   -               150,000
       Stock options issued for consulting fees                          234,000                   -               234,000
       Increase in revenue receivable                                       (532)                  -                  (532)
       Increase in accounts payable                                       15,254              34,383                43,517
                                                                  ----------------    ----------------    ------------------
    Net cash used by operating activities                                (80,353)             (2,685)              (80,157)
                                                                  ----------------    ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of other assets                                             (400)                  -                  (400)
       Purchase of working interest in oil and gas property              (21,444)                  -               (21,444)
                                                                  ----------------    ----------------    ------------------
    Net cash used by investing activities                                (21,844)                  -               (21,844)
                                                                  ----------------    ----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from loans from shareholders and affiliated
       entities                                                           60,000               2,846                60,000
       Proceeds from other loans payable                                  41,905                   -                41,905
                                                                  ----------------    ----------------    ------------------
    Net cash provided by financing activities                            101,905               2,846               101,905
                                                                  ----------------    ----------------    ------------------

Change in cash                                                              (292)                161                   (96)

Cash, beginning of period                                                    407                 246                   211
                                                                  ----------------    ----------------    ------------------

Cash, end of period                                               $          115      $          407                   115
                                                                  ================    ================    ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                 $            -      $            -      $              -
                                                                  ================    ================    ==================
    Income taxes paid                                             $            -      $            -      $              -
                                                                  ================    ================    ==================

NON-CASH TRANSACTIONS:
    Stock issued for debt                                         $            -      $      649,576      $        239,866
    Stock issued for personal guarantees                          $            -      $       50,000      $         50,000
    Stock issued for working interest in oil and gas property     $            -      $      500,000      $        500,000
    Stock issued for consulting fees                              $      471,000      $      412,500      $        883,500
    Stock options issued for directors' fees                      $      150,000      $            -      $        150,000
    Stock options issued for consulting fees                      $      234,000      $            -      $        234,000


   The accompanying notes are an integral part of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter "the Company"), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil. Later, the Company redirected its assets to acquiring an existing high tech manufacturing business. In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.). During the quarter ending September 30, 2000, these assets were sold to a related party. See Note 8.

From February 1999 until December 2000, the Company operated a subsidiary in Alberta, Canada called Pinnacle Plastics Inc., which manufactured plastic storm and wastewater recharging chamber systems. This subsidiary was discontinued in 2000. See Note 8.

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $950,075 for the year ended December 31, 2002, and has an exploration stage accumulated deficit of $2,223,526 and negative working capital. The Company's management is currently exploring new business opportunities, which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring various oil and gas properties. The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Exploration Stage Activities
----------------------------
The Company entered the exploration stage on May 29, 2001 and is primarily engaged in the acquisition and exploration of oil and gas properties. Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction. The Company's accumulated deficit prior to entering the exploration stage was $874,762.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of December 31, 2002, the Company had stock options outstanding, equivalent to 6,400,000 common stock shares.

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

Derivative Instruments
----------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Derivative Instruments (continued)
----------------------------------
Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable and loans payable approximate their fair value.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $750,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Provision for Taxes (continued)
-------------------------------
At December 31, 2002, the Company has net operating loss carryforwards of approximately $2,200,000, which expire in the years 2018 through 2022. The net operating loss carryforwards do not include expenses that are not deductible for tax purposes, such as compensation expense in the amount of $905,000 attributable to common stock and options issued to officers, directors and consultants.

Accounting Pronouncements
-------------------------
In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company believes that SFAS No. 148 will not significantly effect its financial reporting.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees" ("FIN 45") which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN 45 has had no impact on the Company's financial position or results of operations as the Company has not entered into any of the aforementioned transactions.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and its adoption has had no impact on the Company's financial position or results of operations.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Accounting Pronouncements (continued)
-------------------------------------
In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for intangible Assets of Motor Carriers," established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on their financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have an impact on the financial statements of the Company at December 31, 2002.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by SFAS No. 131 as its only subsidiary has been discontinued, and all current activities are in oil and gas exploration.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES
----------------------------------------------------

Fresno, California
------------------
The Company negotiated an agreement with Andromeda Investments Ltd. on May 29, 2001 to acquire a 5% working interest in an oil and gas well near Fresno, CA. In exchange for the working interest, the Company issued 5 million shares of its common stock, valued at $0.10 per share, on August 7, 2001. Due to the Company's lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.

Management reviewed the carrying value of this working interest at December 31, 2001, and in accordance with SFAS No. 144 deemed that a complete impairment of the interest was appropriate. Accordingly the Company recorded $555,350 as an exploration expense in the fourth quarter of 2001.

Stephens County, Texas
----------------------
In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas. In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company's net revenue interest in the aforementioned property to 3.9% for consideration of $10,000 cash, which is unpaid and is included in accounts payable in the accompanying financial statements.

Kern County, California
-----------------------
In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The accompanying financial statements include a shareholder note receivable in the amount of $2,846, which is unsecured, noninterest bearing, and has no stated maturity.

Certain shareholders have loaned funds and paid expenses on behalf of the Company. See Note 5. The former president and current shareholder of the Company is also the former president and shareholder of Tangle Creek Cattle Co. Krause Chemical, Ltd. is a current shareholder of the Company.

The Company occupies office space provided by an officer of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes. In March 2003, the Company reached an oral agreement to pay $300 per month for this space.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 5 - SHORT-TERM DEBT
------------------------

The following comprises short-term debt at the dates shown:


                                                           December 31, 2002     December 31, 2001
                                                           ------------------    ------------------
Krause Chemical, Ltd.                                      $             60,000  $                  -
Tangle Creek Cattle Co.                                                2,846                 2,846
                                                           ------------------    ------------------
     Total loans from shareholders and affiliated entities $             62,846  $              2,846
                                                           ==================    ==================
Graeme Sewell                                              $             46,825  $             20,047
Jason Gigliotti                                                       15,127                     -
                                                           ------------------    ------------------
     Total Other loans payable                             $             61,952  $             20,047
                                                           ==================    ==================

These amounts are uncollateralized, bear no interest and have no specific maturity.

NOTE 6 - COMMON STOCK
---------------------

In 2002, the Company issued 5,600,000 free trading shares of its common stock to consultants. These shares were valued at $471,000, which reflects their fair market value at the dates of issuance.

In 2001, the Company issued 1,650,000 free trading shares of its common stock to consultants. These shares were valued at $412,500, which reflected their fair market value at the dates of issuance. See Note 9. Debt totaling $649,576 was converted to 2,313,463 shares of common stock during 2001.

Other issuances during 2001 were as follows: in August 2001, the Company issued 5,000,000 shares of common stock for a working interest in an oil and gas property. See Note 3. In September 2001, the Company issued 200,000 shares of common stock for personal guarantees of two former directors. See Note 9.

Upon incorporation, 10,000,000 shares of common stock were sold at $0.001 per share, under Regulation D, Rule 504. On January 22, 1999, the Company completed a reverse stock split of one share of common stock for every two shares held, reducing the Company's outstanding common stock to 5,000,000 shares.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 7 - STOCK OPTIONS
----------------------

In accordance with SFAS No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: for 2002, risk-free interest rate of 5%, volatility of 108% and a life of 5 years.

During 2002, the Company granted various officers, directors and consultants 6,400,000 options with an expiration date of June 26, 2007 and an exercise price of $0.08 per share as compensation.

The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $384,000.

                                                                                Weighted
                                                                            Average Exercise
                                                                                 Price
                                                           Shares
                                                       ---------------      -----------------

    Outstanding at January 1, 2002                                  -       $             -
    Granted                                                 6,400,000                  0.08
                                                       ---------------      -----------------
    Outstanding and exercisable at December 31, 2002        6,400,000       $          0.08
                                                       ===============      =================

    Weighted average fair value of options granted
    during the year ended December 31, 2002                                 $          0.06
                                                                            =================

   Equity Compensation Plans Not Approved by           Shares Issuable Upon         Weighted Average         Available
                                                      Exercise of Outstanding
                  Shareholders                                Options                Exercise Price        for Issuance
-------------------------------------------------    --------------------------    --------------------    --------------

2002 Nonqualified Stock Option Plan                                  6,400,000                   $0.08         3,600,000
                                                     --------------------------                            --------------
Total                                                                6,400,000                                 3,600,000
                                                     ==========================                            ==============

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002

NOTE 8 - DISCONTINUED OPERATIONS OF PINNACLE PLASTICS, INC.
-----------------------------------------------------------

In March 1999, the Company acquired all of the outstanding common stock of Pinnacle Plastics, Inc. (hereinafter "PPI") in exchange for 2,000,000 shares of its common stock valued at $0.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any revenues or earnings prior to the acquisition. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI. These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management originally determined that the value of this manufacturing and licensing agreement was to be amortized over ten years. The manufacturing and technological license was subsequently determined to be impaired as of December 20, 2000. In the fourth quarter of 2000, the Company's management also determined that the subsidiary's intangible assets were impaired, based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations. On December 20, 2000, PPI discontinued its operations. Remaining net liabilities of $201,330 have been separately classified in the accompanying balance sheets.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

In January 2003, the Company entered into a consulting agreement with Capital Research Group. See Note 10.

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

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002

NOTE 10 - SUBSEQUENT EVENTS

Stock Options
-------------
In January 2003, the exercise price on stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively. Also in January 2003, stock options totaling 1,200,000, with an exercise price of $0.02, were issued to a consultant. In February 2003, stock options totaling 850,000, with an exercise price of $0.02, were issued to a consultant. In April 2003, stock options totaling 700,000, with an exercise price of $0.02, were issued to two consultants, and the exercise price on stock options totaling 1,500,000 were adjusted from $0.04 to $0.025. Also in April 2003, the 2003 Stock Option Plan was implemented and 2,000,000 stock options with an exercise price of $0.02 were granted to two consultants.

Issuances of Common Stock
-------------------------
From January through March 2003, consultants were issued 2,400,000 shares of common stock from the exercise of stock options, and 3,500,000 shares of common stock, per consulting agreements, for services rendered.

Consulting Agreement
--------------------
In January 2003, the Company entered into a consulting agreement with Capital Research Group, Inc. for marketing services for a onetime payment of $10,000.

In March 2003, the Company entered into a consulting agreement with David Stadnyk and has thus agreed to issue 850,000 shares of common stock and 650,000 stock options with an exercise price of $0.045 per share.

Participation Agreement
-----------------------
In March 2003, the Company entered into a participation agreement with Patch Energy Inc., whereby the Company may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada for consideration of incurring up to 5% of the costs associated with the drill program.

Item 8. Changes in and Disagreements with Accountants.
------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III
                                    --------

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

On September 12, 2001, Bernard McDougall, Steve Amdahl and Paul Stringer were appointed to our Board of Directors.

On September 14, 2001, three of our directors, Rodney Hope, Wayne Minion and Stan Schellenberger, resigned their positions as our directors, and those resignations were accepted by our Board of Directors on that date. None of these directors resigned because of any disagreement with us on any matter relating to our operations, policies or practices, nor has any such director furnished us with a letter describing any such disagreement.

Rodney Hope also resigned his position as our President effective September 14, 2001. The Board of Directors appointed Bernard McDougall as our President on the same day. On May 28, 2002, Conrad Clemiss was appointed to our Board of Directors.

Our directors and principal executive officers are as specified on the following table:

Name                                     Age             Position
---------------------------------------- -------------------------------------

Bernard McDougall                        55              President & Director
Stephen J. Amdahl                        57              Director
Conrad Clemiss                           34              Director
Negar Towfigh                            30              CFO & Secretary

Bernard McDougall, who has also used the name Bernard Urry, is 55 years old.
-----------------
Since September 20, 2001, he has been our president and a director. He currently resides in Vancouver, British Columbia, Canada. He has over 20 years experience owning and running his own meat distribution business. Mr. McDougall is not a director or officer of any other reporting issuer.

Stephen Amdahl is 57 years old. Since September 20, 2001, he has been one of our
--------------
directors. He currently resides in Portland, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969. From July 2001 to present he has served as president of Lo Tech Pharmaceuticals located in Las Vegas, Nevada. From November 1998 to present he has also served as president of Lo Tech Pharmaceuticals of Oregon, Inc. From February 1995 to October 1999 he served as a Vice President of Simulator Systems, located in Portland, Oregon. Mr. Amdahl is not an officer or director of any other reporting issuer.

Conrad Clemiss is 34 years old. Since May 2002, he has been one of our
--------------
directors. He has over 16 years of experience in the securities industry. Since 1995, he has been a director and officer of First Goldwater Resources Inc. He has been a director of Boundaries Capital, Inc. since March 1999. Mr. Clemiss has knowledge and experience of the workings of publicly traded companies, specifically in the areas of investor relations and business development. He is not an officer or director of any other reporting issuer.

Negar Towfigh is 30 years old. She has been our Secretary since May 28, 2002 and
-------------
our Chief Financial Officer since June 7, 2002. From August 13, 1999 to the present, she served as the Corporate Secretary of First Goldwater Resources Inc. From May 4, 2000 to the present, she has served as a director of Habanero Resources Inc. From October 14, 1999 to April 30, 2002, she also served as its Vice President and Secretary. She has been the Corporate Secretary of Boundaries Capital, Inc. since February 19, 1999. Ms. Towfigh runs her own consulting firm, where she specializes in consulting and structuring start-up companies. She graduated from the University of British Columbia with a Bachelor of Commerce in Finance in 1995. She is not an officer or director of any other reporting issuer.

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report on Form 10-KSB, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2002, except as set forth below.

Bernard McDougall, Conrad Clemiss, Stephen Amdahl and Negar Towfigh were all required to file Form 4's in connection with receipt of stock options on June 26, 2002. All four of these individuals included their Form 4 transactions on each of their Form 5's that filed with the SEC in January 2003.

Item 10. Executive Compensation
-------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and
---------------------------
long-term compensation for services in all capacities provided to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $50,000 during the years ending December 31, 2002 and 2001.

                                       Annual Compensation                     Long Term Compensation Awards            Payouts
                                                                                                                          All
                                                                      Other                     Securities               other
                                                                    annual       Restricted     Underlying    LTIP      Compen
                                                                      Compen    Stock Awards     Options/     Payouts   sation
Name and Principal Position      Year    Salary($)     Bonus ($)    sation ($)       ($)         SARs (#)        ($)      ($)

Bernard McDougall               2002        0             0           0              0         1,000,000         0        0
                                2001        0             0           0              0                 0         0        0
Stephen J. Amdahl               2002        0             0           0              0           500,000         0        0
                                2001        0             0           0              0                 0         0        0
Conrad Clemiss                  2002        0             0           0              0           500,000         0        0
                                2001        0             0           0              0                 0         0        0

Compensation of Directors. Our directors who are also employees receive no extra
-------------------------
compensation for their service on our Board of Directors other than the grant of stock options.

Specified below, in tabular form, is the aggregate annual remuneration of our Chief Executive Officer and the four (4) most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year.

Name of Individual or      Capacities of which           Aggregate
identity of Group          remuneration was received     remuneration
-------------------------- ----------------------------- ---------------
All Executive Officers     None                          None

On July 1, 2001, we entered into entered into three consulting agreements with certain business consultants which were amended and restated on May 1, 2002, pursuant to which an aggregate of as many as 750,000 shares of our common stock may be issued per month, for up to two years as payment for services rendered. In 2002, we issued 5,600,000 common shares to those consultants. These shares were valued at $471,000, which reflects their fair market value at the dates of issuance. Subsequent to the year ended December 31, 2002, we issued 3,500,000 common shares to two of these consultants. These consulting agreements are discussed more fully in the section entitled "Employment Contracts" below.

Employment Contracts. We have not entered into any employment contracts.
--------------------

However, on May 1, 2002, we entered into an amended and restated agreement with Nolan Moss, a business consultant, pursuant to which we agreed to pay Mr. Moss a fee in the amount of 250,000 shares per month, for a period of 24 months, for Mr. Moss's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature, against an invoice for consulting services actually rendered during the 24-month term.

Also on May 1, 2002, we entered into an agreement with Graeme Sewell, a business consultant, pursuant to which we agreed to pay Mr. Sewell a fee in the amount of 250,000 shares per month, for a period of 24 months, for Mr. Sewell's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature, against an invoice for consulting services actually rendered during the 24-month term.

Also on May 1, 2002, we entered into an agreement with Jason Gigliotti, a business consultant, pursuant to which we agreed to pay Mr. Gigliotti a fee in the amount of 250,000 shares per month, for a period of 24 months, for Mr. Gigliotti's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature, against an invoice for consulting services actually rendered during the 24-month term.

On March 28, 2002, we entered into an agreement with David Stadnyk, a business consultant, pursuant to which we agreed to pay Mr. Stadnyk an aggregate fee in the amount of 850,000 shares and 650,000 stock options exercisable at $0.045 per share over a period of three months, for Mr. Stadnyk's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.

Option/SAR Grants Table
-----------------------

The following table sets forth certain information concerning grants of stock options to our Named Executives for the year ended December 31, 2002:

                                         Individual Grants
                                         -----------------

             (a)                     (b)                   (c)               (d)             (e)
                                   Number of           % of Total
                                   Securities         Options/SARs
                                   Underlying          Granted to       Exercise Or
                                  Options/SARs        Employees In      Base Price      Expiration
            Name                  Granted (#)         Fiscal Year      ($/Share) (1)       Date
------------------------------ ------------------- ------------------- -------------- ---------------

Bernard McDougall                  1,000,000              15.6             $0.08      June 26, 2007

(1) The exercise price of these options were adjusted to $0.04 per share and then to $0.025 per share on January 28, 2002 and April 3, 2003, respectively.

Option Exercises and Year-End Values
------------------------------------

     The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for our Named Executives held by him at December 31, 2002:

Name                    Shares
                        Acquired on    Value         Number of                     Value of Unexercised
                        Exercise       Realized(1)   Securities                    In the Money(2)
                        --------                     Underlying
                                                     Unexercised
                                                     Options at December 31, 2002

Bernard McDougall       0                  0             1,000,000                       0

(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for our common stock on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for our common stock on December 31, 2002 ($0.08 per share) and any lesser exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class                  Name  and  Address  of       Amount  and  Nature  of      Percent of Class
                                Beneficial Owner             Beneficial
                                                             Owner
------------------------------- ---------------------------- ---------------------------- ----------------------------
$0.001 Par Value Common Stock   Graeme Sewell                1,300,000                    5.5

                                Jason Gigliotti              1,300,000                    5.5

                                Nolan Moss                   1,300,000                    5.5

                                All officers and directors   2,500,000                    10.0
                                as a
                                group

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

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

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

Please refer to Note 4 of our Financial Statements for the year ended December 31, 2002.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits

Exhibit No.
-----------
3.1       Articles of Incorporation
          (Charter Document)*

3.2       Amendment to Articles of Incorporation*

3.3       Bylaws*

4.        Instruments Defining the Rights of Holders (Not Applicable)

9.        Voting Trust Agreement (Not Applicable)

10.1      Consulting Agreement Between Nolan Moss and the Company *

10.2      Consulting Agreement Between Jason Gigliotti and the Company *

10.3      Consulting Agreement Between Graeme Sewell and the Company *

10.4      2002 Non-Qualified Stock Option Plan *

10.5      2003 Non-Qualified Stock Option Plan

10.6 Participation Agreement Between Krause Chemical Ltd. and the Company dated February 4, 2002

10.7 Amended Participation Agreement Between Krause Chemical Ltd. and the Company dated November 27, 2002

10.8      Assignment Agreement Between First Goldwater Resources Inc. and the
          Company

10.9     Participation Agreement Between Patch Energy Inc. and the Company

10.10    Consulting Agreement Between David Stadnyk and the Company

11. Statement Re: Computation of Per Share Earnings (Loss)** 16. Letter on change in certifying accountant (Not Applicable) 18. Letter on Change in Accounting Principles (Not Applicable) 21. Subsidiaries of the Registrant** 22. Published Report Regarding Matters Submitted to Vote (Not Applicable) 23.1 Consent of Auditors 23.2 Consent of Counsel (Not Applicable) 24. Power of Attorney (Not Applicable) 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously Filed as Exhibits to Registration Statement on Form 10-SB, Amendments to Form 10-SB and Quarterly Reports on Form 10QSB.

** Included in consolidated financial statements filed herewith.

(b)  Reports on Form 8-K

Three form 8-Ks were filed during the last quarter of the period covered by the financial statements.

On October 2, 2002, we reported that the crew was on site to test the primary formations within the Z1 well on the Green Ranch Prospect located in Stephens County, Texas.

On October 10, 2002, we reported that the frac on the Z1 well on the Green Ranch Prospect located in Stephens County, Texas has been successfully completed.

On October 15, 2002, we reported that we had acquired a 5% working interest in an oil and gas target located in Kern County, California in the prolific San Joaquin Valley.

Eighteen additional Form 8-Ks were issued subsequent to the date of the financial statements but prior to the date of this Report on Form 10-KSB.

Specifically, on January 22, 2003, we reported that we were in the final stages of our due diligence on a major new multi-well project which could possibly entail a significant working interest in a proposed 50 well prospect in Saskatchewan, Canada.

On January 28, 2003, we reported that negotiations regarding a proposed 50 well prospect in west central Saskatchewan, Canada were ongoing and that the negotiations were being conducted with a private company, which holds a substantial percentage of this prospect.

On January 29, 2003, we reported that Subway.com disseminated company information in regards to our oil and gas projects as well as a press release to their database.

On January 30, 2003, we reported that crews had commenced work on the Z2 well in Stephens County, Texas.

On February 3, 2003, we reported that drilling of the Z2 well on the Green Ranch Prospect commenced on February 1, 2003.

On February 6, 2003, we reported that drilling of the Z2 well on the Green Ranch Prospect was proceeding ahead of schedule and was down to 2,995 feet with a target depth of 4,250 feet.

On February 10, 2003, we reported that drilling of the Z2 well on the Green Ranch Prospect was nearing total depth and was down to 4,020 feet with a target depth of 4,250 feet.

On February 11, 2003, we reported that drilling of the Z2 well on the Green Ranch Prospect had reached total depth and was completed with 4 1/2 inch production casing run and cemented to 4,249 feet.

On February 14, 2003, we reported that the workover rig had now arrived on the Z1 well site. The rig was to be used to drill out the temporary plug that had been inserted above the oil zone, thus enabling the Z1 well to flow both oil and gas simultaneously.

On February 20, 2003, we reported that the sonic logs and density-neutron logs pertaining to the Z2 well had been analyzed and it had been decided to perforate and frac from 3,950 feet to 3,990 feet.

On February 25, 2003, we reported that a cement bond log on the Z2 well has been run from 3,520 feet to 4,250 feet and that it was anticipated that the completion process would commence the following week.

On March 5, 2003, we reported that the operator had notified us that the dual-completion of the Z1 well on the Green Ranch Prospect in Texas had been successful and that it was producing both oil and gas from two distinct formations within the Z1 well.

On March 6, 2003, we reported that perforation of the Z2 well was successful within the significant 104-foot continuous fractured pay zone.

On March 11, 2003, we reported that the Z2 well was flaring gas with a 15-foot flare and other pertinent information regarding the Z2 well.

On March 13, 2003, we reported that the frac of the Z2 well was successful and other pertinent information regarding the Z2 well.

On March 17, 2003, we reported that the Z2 well on the Green Ranch Prospect had been successfully tested and it appeared that a major new gas formation had been discovered.

On March 20, 2003, we reported that we had engaged the services of Capital Research Group for dissemination of our press release dated March 17, 2003. We paid Capital Research Group the sum of $2,000 for this service.

On April 1, 2003, we reported that Z2 well had been successfully connected to the high pressure gas system and the well was flowing gas that was being sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Enviro Systems, Inc., a Nevada corporation

                    By:     /s/ Bernard McDougall

                            Bernard McDougall
                    Its:    President, Director

                    April 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.                                  DATED


By: /s/ Bernard McDougall                                    April 10, 2003
Bernard McDougall
President, Director


By: /s/ Stephen J. Amdahl                                    April 10, 2003
Stephen J. Amdahl
Director


By: /s/ Conrad Clemiss                                       April 10, 2003
Conrad Clemiss
Director

                                 CERTIFICATIONS

I, Bernard McDougall, certify that:

1. I have reviewed this annual report on Form 10-KSB of Micron Enviro Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2002

                                      /s/ Bernard McDougall
                                      Bernard McDougall, President, Director

                                 CERTIFICATIONS

I, Negar Towfigh, certify that:

1. I have reviewed this annual report on Form 10-KSB of Micron Enviro Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003

                                       /s/ Negar Towfigh
                                       Negar Towfigh, CFO, Secretary