Form 10QSB
period 2003-03-31
MICRON ENVIRO SYSTEMS INC
filed 2003-05-20
CIK 1082285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

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

                        789 West Pender Street, Suite 460
                          Vancouver, BC V6C 1H2 Canada
                          ----------------------------
                    (Address of principal executive offices)

                                  604-646-6903
                                  ------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

There were 33,741,166 common shares outstanding of as of May 15, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

GENERAL

Our unaudited financial statements for the three months ended March 31, 2003 are included with this Form 10-QSB. The unaudited financial statements for the three months ended March 31, 2003 include:

     (a)  Consolidated Balance Sheets as of March 31, 2003 and December 31,
          2002;
     (b) Consolidated Statements of Operations - for the three month periods ended March 31, 2003 and March 31, 2002, and for the period from inception of exploration stage on May 29, 2001 to March 31, 2003;
     (c)  Consolidated Statements of Stockholders' Deficit;
     (d) Consolidated Statements of Cash Flows - for the three month periods ended March 31, 2003 and March 31, 2002, and for the period from inception of exploration stage on May 29, 2001 to March 31, 2003;
     (e)  Notes to Consolidated Financial Statements

Our unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                           MICRON ENVIRO SYSTEMS, INC.





FINANCIAL STATEMENTS

     Balance Sheets                                                    F-1

     Statements of Operations                                          F-2

     Statement of Stockholders' Deficit                                F-3

     Statements of Cash Flows                                          F-5

CONDENSED NOTES TO THE FINANCIAL STATEMENTS                            F-6

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                   March 31,
                                                                      2003            December 31,
                                                                  (unaudited)             2002
                                                                ----------------    ----------------

ASSETS
------
    CURRENT ASSETS
       Cash                                                     $        3,501      $          115
       Revenue receivable - oil and gas                                    207                 532
                                                                ----------------    ----------------
          TOTAL CURRENT ASSETS                                           3,708                 647
                                                                ----------------    ----------------

    OTHER ASSETS
       Note receivable from shareholder
         less reserve of $6,922 for uncollectible amount                 2,846               2,846
       Working interest in oil and gas property                         50,102              31,444
       Other assets                                                        400                 400
                                                                ----------------    ----------------
          TOTAL OTHER ASSETS                                            53,348              34,690
                                                                ----------------    ----------------

       TOTAL ASSETS                                             $       57,056      $       35,337
                                                                ================    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
    CURRENT LIABILITIES
       Accounts payable                                         $       30,173      $       47,731
       Advances for stock                                                2,500                   -
       Loans from shareholders and affiliated entities                  62,846              62,846
       Other loans payable                                              61,952              61,952
                                                                ----------------    ----------------
          TOTAL CURRENT LIABILITIES                                    157,471             172,529
                                                                ----------------    ----------------

    NET LIABILITIES OF DISCONTINUED OPERATIONS                               -             201,330
                                                                ----------------    ----------------

    COMMITMENTS AND CONTINGENCIES                                      201,330                   -
                                                                ----------------    ----------------

    STOCKHOLDERS' DEFICIT
       Common stock, 200,000,000 shares authorized,
          $.001 par value; 28,366,166 and 22,466,166 shares
          issued and outstanding, respectively                          28,366              22,466
       Additional paid-in capital                                    2,654,800           2,353,300
       Stock options                                                   285,250             384,000
       Pre-exploration stage accumulated deficit                      (874,762)           (874,762)
       Accumulated deficit during exploration stage                 (2,395,399)         (2,223,526)
                                                                ----------------    ----------------
          TOTAL STOCKHOLDERS' DEFICIT                                 (301,745)           (338,522)
                                                                ----------------    ----------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                                 $       57,056      $       35,337
                                                                ================    ================


              The accompanying condensed notes are an integral part
                         of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                         Period from
                                                                                         May 29, 2001
                                                                                        (Inception of
                                                 Three Months        Three Months     Exploration Stage)
                                                    Ended               Ended                 to
                                                  March 31,           March 31,           March 31,
                                                     2003                2002                2003
                                                 (unaudited)         (unaudited)         (unaudited)
                                               ----------------    ----------------    ----------------

REVENUES - Oil and gas                         $          207      $            -      $          739
                                               ----------------    ----------------    ----------------

EXPENSES
 Exploration expense                                        -              13,697             569,047
 Directors' fees                                            -              66,000             150,000
 Consulting                                           146,688                   -           1,301,439
 Legal and accounting                                   6,190              12,455              80,968
 General and administrative                            17,435                 505              41,277
 Other professional services                            1,767                 394              41,583
                                               ----------------    ----------------    ----------------
  TOTAL EXPENSES
                                                      172,080              93,051           2,184,314
                                               ----------------    ----------------    ----------------

LOSS FROM OPERATIONS                                 (171,873)            (93,051)         (2,183,575)

OTHER EXPENSE
 Financing expense                                          -                   -              50,000
 Agreement liquidation cost                                 -                   -              17,500
                                               ----------------    ----------------    ----------------

  TOTAL OTHER EXPENSE                                       -                   -              67,500
                                               ----------------    ----------------    ----------------

LOSS BEFORE INCOME TAXES                             (171,873)            (93,051)         (2,251,075)


INCOME TAX                                                  -                   -                   -
                                               ----------------    ----------------    ----------------

LOSS FROM CONTINUING OPERATIONS                      (171,873)           (93,051)          (2,251,075)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                          -                   -            (144,324)
                                               ----------------    ----------------    ----------------

NET LOSS                                       $     (171,873)     $      (93,051)     $   (2,395,399)
                                               ================    ================    ================

NET LOSS PER COMMON SHARE, BASIC AND
DILUTED
 Continuing operations                         $        (0.01)     $        (0.01)
 Discontinued operations                       $          nil      $          nil
                                               ----------------    ----------------
  NET LOSS PER COMMON SHARE                    $        (0.01)     $        (0.01)
                                               ================    ================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                                 25,639,166          17,418,916
                                               ================    ================

              The accompanying condensed notes are an integral part
                         of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                   Common Stock
                                            --------------------------   Additional                                  Total
                                               Number                     Paid-in        Stock      Accumulated   Stockholders'
                                             of Shares       Amount       Capital       Options       Deficit       Deficit
                                            ------------  ------------  ------------  ------------  ------------  ------------

Balance, January 1, 2001                      7,702,703   $     7,703   $   284,987   $         -   $  (844,452)  $  (551,762)

Issuance of common stock, March - October,
for debt at an average of $0.28 per share     2,313,463         2,313       647,263             -             -       649,576

Issuance of common stock in August for
working interest in oil and gas property
at $0.10 per share                            5,000,000         5,000       495,000             -             -       500,000

Issuance of common stock in September for
personal guarantees at $0.25 per share          200,000           200        49,800             -             -        50,000

Issuance of common stock, November -
December, for consulting fees at $0.25
per share                                     1,650,000         1,650       410,850             -             -       412,500

Net loss for the year ended December 31,
2001                                                  -             -             -             -    (1,303,761)   (1,303,761)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2001                   16,866,166        16,866     1,887,900             -    (2,148,213)     (243,447)

Issuance of common stock, January -
October, for consulting fees at an average
of $0.09 per share                            5,600,000         5,600       465,400             -             -       471,000

Issuance of stock options in June for
consulting and directors' fees at an
average of $0.06 per share                            -             -             -       384,000             -       384,000

Net loss for the year ended December 31,
2002                                                  -             -             -             -      (950,075)     (950,075)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2002                   22,466,166        22,466     2,353,300       384,000    (3,098,288)     (338,522)

Issuance of common stock, January -
March, and the exercise of stock options
for cash and consulting fees at an average
of $0.03 per share                            5,900,000         5,900       301,500      (150,000)            -       157,400

              The accompanying condensed notes are an integral part
                         of these financial statements.





                                                   Common Stock
                                            --------------------------   Additional                                  Total
                                               Number                     Paid-in        Stock      Accumulated   Stockholders'
                                             of Shares       Amount       Capital       Options       Deficit       Deficit
                                            ------------  ------------  ------------  ------------  ------------  ------------

Issuance of stock options in January -
February for consulting fees at an average
of $0.03 per share
                                                      -             -             -        51,250             -        51,250

Net loss for period ended March 31, 2003
                                                      -             -             -             -      (171,873)     (171,873)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance, March 31, 2003 (unaudited)          28,366,166   $    28,366   $ 2,654,800   $   285,250   $(3,270,161)  $  (301,745)
                                            ============  ============  ============  ============  ============  ============



































              The accompanying condensed notes are an integral part
                         of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                               Period from
                                                                                                               May 29, 2001
                                                                                                              (Inception of
                                                                       Three Months        Three Months     Exploration Stage)
                                                                          Ended               Ended                 to
                                                                        March 31,           March 31,           March 31,
                                                                           2003                2002                2003
                                                                       (unaudited)         (unaudited)         (unaudited)
                                                                     ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $     (171,873)     $      (93,051)     $   (2,395,399)
    Loss from discontinued operations                                             -                   -             144,324
                                                                     ----------------    ----------------    ----------------
    Loss from continuing operations                                        (171,873)            (93,051)         (2,251,075)
    Adjustments to reconcile net loss to net cash used by
    operating activities:
       Allowance for bad debt                                                     -                   -               6,922
       Stock issued for debt and personal guarantees                              -                   -             181,638
       Stock issued for working interest in oil and gas property                  -                   -             500,000
       Stock issued for consulting fees                                     109,900              66,000             993,400
       Stock options issued for directors' fees                                   -                   -             150,000
       Stock options issued for consulting fees                              51,250                   -             285,250
    Changes in operating assets and liabilities:
       Revenue receivable                                                       325                   -                (207)
       Accounts payable                                                     (17,558)             35,734              25,959
                                                                     ----------------    ----------------    ----------------
    Net cash provided (used) by operating activities                        (27,956)              8,683            (108,113)
                                                                     ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of other assets                                                   -                   -                (400)
       Purchase of working interest in oil and gas property                 (18,658)             (9,090)            (40,102)
                                                                     ----------------    ----------------    ----------------
    Net cash used by investing activities                                   (18,658)             (9,090)            (40,502)
                                                                     ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from loans from shareholders and affiliated entities              -                   -              60,000
       Proceeds from other loans payable                                          -                   -              41,905
       Advances for stock                                                     2,500                   -               2,500
       Proceeds from issuances of common stock                               47,500                   -              47,500
                                                                     ----------------    ----------------    ----------------
    Net cash provided by financing activities                                50,000                   -             151,905
                                                                     ----------------    ----------------    ----------------

Change in cash                                                                3,386                (407)              3,290

Cash, beginning of period                                                       115                 407                 211
                                                                     ----------------    ----------------    ----------------

Cash, end of period                                                  $        3,501      $            -      $        3,501
                                                                     ================    ================    ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                    $            -      $            - $                 -
                                                                     ================    ================    ================
    Income taxes paid                                                $            -      $            -      $            -
                                                                     ================    ================    ================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Stock issued for debt and personal guarantees                    $            -      $            -      $      181,638
    Stock issued for working interest in oil and gas property        $            -      $            -      $      500,000
    Stock issued for consulting fees                                 $      109,900      $       66,000      $      993,400
    Stock options issued for directors' fees                         $            -      $            -      $      150,000
    Stock options issued for consulting fees                         $       51,250      $            -      $      285,250


              The accompanying condensed notes are an integral part
                         of these financial statements.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2003



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

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2002 Annual Report on Form 10-KSB.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $171,873 for the period ended March 31, 2003, and has an exploration stage accumulated deficit of $2,395,399 and negative working capital. The Company's management is currently exploring new business opportunities, which will, if successful, mitigate these factors

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Going Concern (continued)
-------------------------
that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2003, the Company had stock options outstanding, equivalent to 6,050,000 common stock shares.

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

Revenue Recognition
-------------------
Since entering the exploration stage, the Company recognized its first revenues during the year ended December 31, 2002. Oil and gas revenues are recognized once realization of cash payments to be received from oil and gas working interests has been determined.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by SFAS No. 131 as its only subsidiary has been discontinued, and all current activities are in oil and gas exploration.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2003



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

Management reviewed the carrying value of this working interest at December 31, 2001, and in accordance with Statement of Financial Accounting Standards No. 144 deemed that a complete impairment of the interest was appropriate. Accordingly, the Company recorded $555,350 as an exploration expense in the fourth quarter of 2001.

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

Saskatchewan, Canada
--------------------
In March 2003, the Company entered into a participation agreement with Patch Energy Inc., whereby the Company may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada for consideration of incurring up to 5% of the costs associated with the drill program.


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

The Company occupies office space provided by an officer of the Company. In March 2003, the Company reached an oral agreement to pay $300 per month for this space.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2003



NOTE 5 - SHORT-TERM DEBT
------------------------

The following comprises short-term debt at the dates shown:

                                                              March 31, 2003       December 31, 2002
                                                             ------------------    ------------------
Krause Chemical, Ltd.                                        $          60,000     $          60,000
Tangle Creek Cattle Co.                                                  2,846                 2,846
                                                             ------------------    ------------------
     Total loans from shareholders and affiliated entities   $          62,846     $          62,846
                                                             ==================    ==================
Graeme Sewell                                                $          46,825     $          46,825
Jason Gigliotti                                                         15,127                15,127
                                                             ------------------    ------------------
     Total other loans payable                               $          61,952     $          61,952
                                                             ==================    ==================

These amounts are uncollateralized, bear no interest and have no specific maturity.


NOTE 6 - COMMON STOCK
---------------------

In 2003, the Company issued 3,500,000 free trading shares of its common stock to consultants for services valued at $109,900, and 2,400,000 free trading shares from the exercise of stock options for $47,500 cash.


NOTE 7 - STOCK OPTIONS
----------------------

In accordance with Statement of Financial Accounting Standards No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options: for 2003, risk-free interest rate of 5%, volatility of 96% and a life of 5 years.

In January 2003, the exercise price on stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively. No additional expense resulted from the repricing of the exercise prices of the aforementioned options. Also in January 2003, stock options totaling 1,200,000, with an exercise price of $0.02, were issued to a consultant. In February 2003, stock options totaling 850,000, with an exercise price of $0.02, were issued to a consultant.

In April 2003, the 2003 Stock Option Plan was implemented. See Note 10.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2003



NOTE 7 - STOCK OPTIONS (continued)
----------------------------------

The following is a summary of stock options:

                                                                          Weighted
                                                                       Average Exercise
                                                         Shares             Price
                                                     --------------    ----------------

    Outstanding at January 1, 2003                        6,400,000    $           0.08
    Granted                                               2,050,000                0.02
    Exercised                                            (2,400,000)               0.02
                                                     ---------------   -----------------
    Outstanding and exercisable at March 31, 2003         6,050,000    $           0.03
                                                     ===============   =================

    Weighted average fair value of options granted
    during the year ended March 31, 2003                               $           0.04
                                                                       =================

                                           Shares Issuable         Weighted         Available
    Equity Compensation Plans Not          Upon Exercise of        Average              for
    Approved by Shareholders             Outstanding Options    Exercise Price       Issuance
-------------------------------------    -------------------   ----------------   --------------

2002 Nonqualified Stock Option Plan                6,050,000             $0.02        3,950,000
                                         -------------------                      --------------
Total                                             6,050,000                           3,950,000
                                         ===================                      ==============


NOTE 8 - DISCONTINUED OPERATIONS OF PINNACLE PLASTICS, INC.
-----------------------------------------------------------

In March 1999, the Company acquired all of the outstanding common stock of Pinnacle Plastics, Inc. (hereinafter "PPI") in exchange for 2,000,000 shares of its common stock valued at $0.10 per share. PPI had no significant operations at the time of the combination, nor had it recognized any revenues or earnings prior to the acquisition. The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI. These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers. Management originally determined that the value of this manufacturing and licensing agreement was to be amortized over ten years. The manufacturing and technological license was subsequently determined to be impaired as of December 20, 2000. In the fourth quarter of 2000, the Company's management also determined that the subsidiary's intangible assets were impaired, based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations. On December 20, 2000, PPI discontinued its operations. Remaining net liabilities of $201,330 have been separately classified in the accompanying balance sheets. As of March 31, 2003, the Company has reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies. The Company expects the aforementioned amount to remain in commitments and contingencies until the appropriate settlements or releases have been negotiated.

                           MICRON ENVIRO SYSTEMS, INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2003



NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The balance of PPI's liabilities appear to be debts in the name of PPI rather than in the Company's name. The Company is currently evaluating the possibility of liquidating this subsidiary in order to extricate itself from the subsidiary's debt. As of March 31, 2003, the Company has reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies. The Company expects the aforementioned amount to remain in commitments and contingencies until the appropriate settlements or releases have been negotiated.


NOTE 10 - SUBSEQUENT EVENT
--------------------------

Stock Options
-------------
In April 2003, stock options totaling 700,000, with an exercise price of $0.02, were issued to two consultants, and the exercise price on stock options totaling 1,500,000 were adjusted from $0.04 to $0.025. Also in April 2003, the 2003 Stock Option Plan was implemented and 2,000,000 stock options with an exercise price of $0.02 were granted to two consultants.

In April and May 2003, 4,950,000 common shares were issued for the exercise of options at $0.02 per share. Also, another 425,000 common shares were issued to consultants at $0.045 per share.

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

Liquidity and Capital Resources
-------------------------------

We have realized $207 in revenue from operations for the three months ended March 31, 2003. The Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2003 and March 31, 2002 indicate a net loss of $171,873, and $93,051 respectively.

For the three months ended March 31, 2003 and March 31, 2002, we had total expenses from operations of $172,080 and $93,051 respectively, an increase of $79,029. The increase resulted primarily from increases in costs associated with consulting fees and stock option issued to consultants, directors and officers. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Pinnacle Plastics, Inc., is a private company incorporated in the Province of Alberta, Canada and our wholly owned subsidiary ("PPI"). PPI owes various creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia for a small business loan in the amount of $145,000 (including accrued interest). Although two of our former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby we assumed their guarantees prior to their departure as board members. Current management and our legal counsel believe that the aforementioned resolution is inappropriate and does not legally bind us. In the event that they are wrong, we could be held liable for the aforementioned guarantees. A balance of $201,330 for the commitments and contingencies of PPI appear on our balance sheet.

The balance of PPI's liabilities appear to be debts in the name of PPI rather than in our name. However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and collect against us. We are currently evaluating the possibility of liquidating this subsidiary in order to extricate ourselves from the subsidiary's debt.

Results of Operations
---------------------

We have not realized any significant revenue from operations. We do expect to generate revenue from the Green Ranch Prospect during the 2003 fiscal year, though we cannot predict the amount of revenue that may be generated. Our other sources of capital for the year ending December 31, 2003 may come from the sale of our securities. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation
-----------------

We have not received any significant revenue from operations during the three months ended March 31, 2003. We have cash reserves of $3,501. We have arranged for short term financing to enable us to continue our operations for the immediate future. We intend to raise additional financing through private offerings of our common stock.

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

Our Plan of Operations For Next 12 Months
-----------------------------------------

We have a 2.5% net revenue interest in the Z1 well and a 3.9% net revenue interest in Z2 well located on the Green Ranch Prospect. Both wells are currently producing gas revenue, while the Z1 is also producing oil revenue. We intend to further exploit the Green Ranch Prospect by drilling further wells on the prospect. Our ability to continue with this project is contingent on being able to meet future cash calls.

We intend to further exploit the Green Ranch Prospect by drilling further wells on the prospect. We also intend to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas properties.

During the three months ended March 31, 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada for consideration of incurring up to 5% of the costs associated with the drill program. The president of Patch Energy Inc., David Stadnyk, is also one of our consultants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Non-applicable


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1  LEGAL PROCEEDINGS
-------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

Pinnacle Plastics, Inc., is a private company incorporated in the Province of Alberta, Canada and our wholly owned subsidiary ("PPI"). PPI owes various creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia for a small business loan in the amount of $145,000 (including accrued interest). Although two of our former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby we assumed their guarantees prior to their departure as board members. Current management and our legal counsel believe that the aforementioned resolution is inappropriate and does not legally bind us. In the event that they are wrong, we could be held liable for the aforementioned guarantees. A balance of $201,330 for the commitments and contingencies of PPI appear on our balance sheet.

The balance of PPI's liabilities appear to be debts in the name of PPI rather than in our name. However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and collect against us. We are currently evaluating the possibility of liquidating this subsidiary in order to extricate ourselves from the subsidiary's debt.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

During the three months ended March 31, 2003, we issued 3,500,000 unrestricted shares to two consultants, Graeme Sewell and Jason Gigliotti, for services rendered. These shares were valued at $109,900, which reflects their fair market value as of the dates of issuance. Those shares were issued pursuant to registration with the SEC on Form S-8/A.

Also, during the three months ended March 31, 2003, we issued 2,400,000 unrestricted shares from the exercised of stock options for $47,500 cash to Graeme Sewell and Jason Gigliotti. Those shares were issued pursuant to registration with the SEC on Form S-8/A.

Subsequently, we issued 425,000 unrestricted shares to a consultant, David Stadnyk, for services rendered. We also issued 4,950,000 unrestricted shares from the exercised of stock options to two consultants, Graeme Sewell and Jason

Gigliotti. Those shares were issued pursuant to registration with the SEC on Form S-8 and Form S-8/A.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Non-applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Non-applicable

ITEM 5  OTHER INFORMATION
-------------------------

Non-applicable

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibit No.

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

Seventeen Form 8-K's were filed with the Securities & Exchange Commission ("SEC") during the first quarter of 2003.

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

Two additional Form 8-K's were issued subsequent to the date of the financial statements but prior to the date of this Report on Form 10-QSB.

On April 1, 2003, we reported that Z2 well had been successfully connected to the high pressure gas system and the well was flowing gas that was being sold.

On April 29, 2003, we reported that we formalized an agreement to earn the right to participate in a proposed 50 oil well drill program in the prolific Kerrobert region of Saskatchewan, Canada, subject to our funding our portion of the drilling costs.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2003

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

Date:  May 19, 2003
                                              /s/ Bernard McDougall
                                              ----------------------------------
                                              Bernard McDougall, President

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

Date:  May 19, 2003
                                             /s/ Negar Towfigh
                                              ----------------------------------
                                              Negar Towfigh, CFO