Form 10QSB
period 2003-06-30
MICRON ENVIRO SYSTEMS INC
filed 2003-08-14
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:  000-30258

MICRON ENVIRO SYSTEMS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

98-0202944

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

789 West Pender Street, Suite 460

Vancouver, BC  V6C 1H2  Canada

(Address of principal executive offices)

604-646-6903

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes

(   ) No

There were 42,416,166 common shares outstanding of as of August 13, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GENERAL

Our unaudited financial statements for the six months ended June 30, 2003 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended June 30, 2003 include:

(a)

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002;

(b)

Consolidated Statements of Operations - for the three and six month periods ended June 30, 2003 and June 30, 2002, and for the period from inception of exploration stage on May 29, 2001 to June 30, 2003;

(c)

Consolidated Statements of Cash Flows - for the six month period ended June 30, 2003 and June 30, 2002, and for the period from inception of exploration stage on May 29, 2001 to June 30, 2003;

(d)

Notes to Consolidated Financial Statements

Our unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

MICRON ENVIRO SYSTEMS, INC.

FINANCIAL STATEMENTS

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

F-4

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,
	2003	December 31,
	(unaudited)	2002

ASSETS
CURRENT ASSETS
Cash	$1,257	$115
Revenue receivable - oil and gas	317	532
TOTAL CURRENT ASSETS	1,574	647

WORKING INTERESTS IN OIL AND GAS PROPERTIES	72,178	31,444

OTHER ASSETS
Interest receivable	187	-
Note receivable from shareholder
less reserve of $6,922 for uncollectible amount	2,846	2,846
Other assets	400	400
TOTAL OTHER ASSETS	3,433	3,246

TOTAL ASSETS	$77,185	$35,337

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$53,716	$47,731
Loans from shareholders and affiliated entities	110,472	124,798
TOTAL CURRENT LIABILITIES	164,188	172,529

NET LIABILITIES OF DISCONTINUED OPERATIONS	-	201,330

COMMITMENTS AND CONTINGENCIES	201,330	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized,
$.001 par value; 37,891,166 and 22,466,166 shares
issued and outstanding, respectively	37,891	22,466
Additional paid-in capital	3,195,275	2,353,300
Stock options	76,750	384,000
Subscriptions receivable	(82,349)	-
Pre-exploration stage accumulated deficit	(874,762)	(874,762)
Accumulated deficit during exploration stage	(2,641,138)	(2,223,526)
TOTAL STOCKHOLDERS' DEFICIT	(288,333)	(338,522)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$77,185	$35,337

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
									Period from
									May 29, 2001
									(Inception of
		Three Months		Three Months		Six Months		Six Months	Exploration Stage)
		Ended		Ended		Ended		Ended	to
		June 30,		June 30,		June 30,		June 30,	June 30,
		2003		2002		2003		2002	2003
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES - Oil and gas		$2,534		$-		$2,741		$-	$3,273

COST OF REVENUE		2,298		-		2,298		-	2,298

GROSS PROFIT		236		-		443		-	975

EXPENSES
Exploration expense		-		-		-		13,697	569,047
Directors' fees		-		150,000		-		150,000	150,000
Consulting		205,343		401,487		352,031		467,487	1,506,782
Legal and accounting		21,512		6,512		27,702		18,967	102,480
General and administrative		10,063		3,911		11,243		4,416	35,085
Other professional services		11,348		515		29,370		909	69,186
TOTAL EXPENSES		248,266		562,425		420,346		655,476	2,432,580

LOSS FROM OPERATIONS		(248,030)		(562,425)		(419,903)		(655,476)	(2,431,605)

OTHER INCOME (EXPENSE)
Interest income		187		-		187		-	187
Gain on sale of securities		2,104		-		2,104		-	2,104
Financing expense		-		-		-		-	(50,000)
Agreement liquidation cost		-		-		-		-	(17,500)
TOTAL OTHER INCOME (EXPENSE)		2,291		-		2,291		-	(65,209)

LOSS BEFORE INCOME TAXES		(245,739)		(562,425)		(417,612)		(655,476)	(2,496,814)

INCOME TAX		-		-		-		-	-

LOSS FROM CONTINUING OPERATIONS		(245,739)		(562,425)		(417,612)		(655,476)	(2,496,814)

DISCONTINUED OPERATIONS
Loss from discontinued operations		-		-		-		-	(144,324)

NET LOSS		$(245,739)		$(562,425)		$(417,612)		$(655,476)	$(2,641,138)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations		$(0.01)		$(0.03)		$(0.01)		$(0.04)
Discontinued operations	$	nil	$	nil	$	nil	$	nil
NET LOSS PER COMMON SHARE		$(0.01)		$(0.03)		$(0.01)		$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		33,368,666		18,893,666		29,547,972		18,161,416

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 29, 2001
			(Inception of
	Six Months	Six Months	Exploration Stage)
	Ended	Ended	to
	June 30,	June 30,	June 30,
	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417,612)	$(655,476)	$(2,641,138)
Loss from discontinued operations	-	-	144,324
Loss from continuing operations	(417,612)	(655,476)	(2,496,814)
Adjustments to reconcile net loss to net cash used
by operating activities:
Allowance for bad debt	-	-	6,922
Stock issued for debt and personal guarantees	-	-	181,638
Stock issued for working interest in oil and gas property	-	-	500,000
Stock issued for consulting fees	150,925	287,499	1,034,425
Stock options issued for directors' fees	-	150,000	150,000
Stock options issued for consulting fees	180,250	234,000	414,250
Changes in operating assets and liabilities:
Revenue receivable	215	-	(317)
Interest receivable	(187)	-	(187)
Prepaid expense	-	(55,385)	-
Accounts payable	5,985	(42,209)	49,502
Net cash used by operating activities	(80,424)	(81,571)	(160,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets	-	(400)	(400)
Purchase of working interests in oil and gas property	(40,734)	(15,039)	(62,178)
Net cash used by investing activities	(40,734)	(15,439)	(62,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from shareholders and affiliated entities	34,577	96,603	136,482
Payments on other loans payable	(48,903)	-	(48,903)
Proceeds from issuances of common stock	136,626	-	136,626
Net cash provided by financing activities	122,300	96,603	224,205

Change in cash	1,142	(407)	1,046

Cash, beginning of period	115	407	211

Cash, end of period	$1,257	$-	$1,257

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Notes receivable issued for the purchase of common stock	$82,349	$-	$82,349
Stock issued for debt and personal guarantees	$-	$-	$181,638
Stock issued for working interest in oil and gas property	$-	$-	$500,000
Stock issued for consulting fees	$150,925	$287,499	$1,034,425
Stock options issued for directors' fees	$-	$150,000	$150,000
Stock options issued for consulting fees	$180,250	$234,000	$414,250

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

June 30, 2003

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $417,612 for the period ended June 30, 2003, and has an exploration stage accumulated deficit of $2,641,138 and negative working capital.  The Company's management is currently exploring new business opportunities, which will, if successful, mitigate these factors that

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive.  As of June 30, 2003, the Company had stock options outstanding, equivalent to 5,550,000 common stock shares.

Use of Estimates

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

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46").  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES

Fresno, California

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

Management reviewed the carrying value of this working interest at December 31, 2001, and in accordance with Statement of Financial Accounting Standards No. 144, deemed that a complete

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

June 30, 2003

NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (continued)

Fresno, California (continued)

impairment of the interest was appropriate.  Accordingly, the Company recorded $555,350 as an exploration expense in the fourth quarter of 2001.

Stephens County, Texas

In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.  In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company's net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which is unpaid and is included in accounts payable in the accompanying financial statements.

Kern County, California

In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500.

Saskatchewan, Canada

In March 2003, the Company entered into a participation agreement with Patch Energy Inc., whereby the Company may incur up to 5% of the costs associated with the drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada.  In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2003, a director and an officer realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted the realized gains to the Company, which is recorded as other income in the amount of $2,104 in the accompanying financial statements.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

June 30, 2003

NOTE 5 - SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	June 30, 2003	December 31, 2002
Krause Chemical, Ltd.	$-	$60,000
Tangle Creek Cattle Co.	2,846	2,846
Graeme Sewell	64,957	46,825
Jason Gigliotti	42,669	15,127
Total loans from shareholders and affiliated entities	$110,472	$124,798

These amounts are uncollateralized, bear no interest and have no specific maturity.

NOTE 6 - COMMON STOCK

In 2003, the Company issued 9,750,000 shares from the exercise of stock options for $136,626 cash and notes receivable in the amount of $82,349, and 5,675,000 shares of its common stock to consultants for services valued at $150,925.  The notes receivable bear interest at 2% per annum.

NOTE 7 - STOCK OPTIONS

In accordance with Statement of Financial Accounting Standards No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options: for 2003, risk-free interest rate of 4%, volatility of 86% and a life ranging from 3 months to 5 years.

From January through June 2003, 8,900,000 stock options were issued to consultants for services rendered, and 9,750,000 stock options were exercised.

In January 2003, the exercise prices on stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively.  In April 2003, the exercise price on stock options totaling 1,500,000 was adjusted from $0.04 to $0.025.  No additional expense resulted from the repricing of the exercise prices of the aforementioned options.

In April 2003, the 2003 Stock Option Plan was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock can be issued.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

June 30, 2003

NOTE 7 - STOCK OPTIONS (continued)

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2003	6,400,000	$0.08
Granted	8,900,000	0.02
Exercised	(9,750,000)	0.02
Outstanding and exercisable at June 30, 2003	5,550,000	$0.02

Weighted average fair value of options granted during the period ended June 30, 2003		$0.02

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	3,550,000	$0.02	200,000
2003 Nonqualified Stock Option Plan	2,000,000	$0.02	4,500,000
Total	5,550,000		4,700,000

NOTE 8 - DISCONTINUED OPERATIONS OF PINNACLE PLASTICS, INC.

In March 1999, the Company acquired all of the outstanding common stock of Pinnacle Plastics, Inc. (hereinafter "PPI") in exchange for 2,000,000 shares of its common stock valued at $0.10 per share.  PPI had no significant operations at the time of the combination, nor had it recognized any revenues or earnings prior to the acquisition.  The combination was accounted for as a purchase with the $200,000 value of the common stock being assigned to the manufacturing rights and licenses acquired from PPI.  These rights granted the Company the exclusive license to manufacture and distribute in the U. S. and Canada a product known as Septic and Storm Water Chambers.  Management originally determined that the value of this manufacturing and licensing agreement was to be amortized over ten years.  The manufacturing and technological license was subsequently determined to be impaired as of December 20, 2000.  In the fourth quarter of 2000, the Company's management also determined that the subsidiary's intangible assets were impaired, based on a review of estimated future cash flows. This impairment resulted in a $160,000 increase in losses being recognized as part of the loss from discontinued operations.  On December 20, 2000, PPI discontinued its operations.  Remaining net liabilities of $201,330 have been separately classified in the accompanying balance sheets.  At March 31, 2003, the Company reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  The Company expects the aforementioned amount to remain in commitments and contingencies until the appropriate settlements or releases have been negotiated.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

June 30, 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Liabilities of Discontinued Pinnacle Plastics, Inc.

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

The balance of PPI's liabilities appear to be debts in the name of PPI rather than in the Company's name.  The Company is currently evaluating the possibility of liquidating this subsidiary in order to extricate itself from the subsidiary's debt.  See Note 8.  At March 31, 2003, the Company reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  The Company expects the aforementioned amount to remain in commitments and contingencies until the appropriate settlements or releases have been negotiated.

NOTE 10 - SUBSEQUENT EVENT

Subsequently, 5,500,000 stock options were issued to two consultants for services rendered.  The options have exercise prices of $0.02 per share and a three month exercise period.  Also, 4,100,000 stock options were exercised for cash of $25,151 and promissory notes of $59,849, and 425,000 shares of common stock were issued to a consultant for services rendered.

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

Liquidity and Capital Resources

We have realized revenue from operations of $2,534 and $2,741 respectively in the three and six months ended June 30, 2003, compared to no revenue for the three and six months ended June 2002.  The Consolidated Statement of Operations for the three and six months ended June 30, 2003 indicate a net loss of $245,739 and $417,612 respectively, compared to a net loss of $562,425 and $655,476 respectively, for the three and six months ended June 30, 2002.

For the three and six months ended June 30, 2003, we had total expenses of $248,266 and $420,346 respectively, compared to total expenses of $562,425 and $655,476 respectively, for the three and six months ended June 30, 2002. The decrease from the six months ended June 30, 2003 to the comparative period ended June 30, 2002 of $235,130 resulted primarily from decreases in costs associated with directors' fees and consulting fees.  We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

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

Results of Operations

We have not realized any significant revenue from operations.  We do expect to generate revenue from the Green Ranch Prospect and the Kerrobert Project during the 2003 fiscal year, though we cannot predict the amount of revenue that may be generated  Our other sources of capital for the year ending December 31, 2003 may come from the sale of our securities.  We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will remain unable to implement any business plan.

Plan of Operation

We have not received any significant revenue from operations during the six months ended June 30, 2003.  We have cash reserves of $1,257 and accounts receivable of $317. We have arranged for short term financing to enable us to continue our operations for the immediate future.  We intend to raise additional financing through private offerings of our common stock.

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

Our Plan of Operations For Next 12 Months

We have a 2.5% net revenue interest in the Z1 well and a 3.9% net revenue interest in Z2 well located on the Green Ranch Prospect.  Both wells are currently producing oil and gas revenue.  We non-consented on the rework of the Z2 well, therefore 400% of our portion of costs must be recovered before we back into our 3.9%.  We intend to further exploit the Green Ranch Prospect by drilling further wells on the prospect.   Our ability to continue with this project is contingent on being able to meet future cash calls.

We have a 5% working interest and a 3.875% net revenue interest in an oil and gas project in Kern County, California, which we acquired from First Goldwater Resources Inc., which is a related party.

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the "Kerrobert Project") for consideration of incurring up to 5% of the costs associated with the drill program. The president of Patch Energy Inc., David Stadnyk, is also one of our consultants.  We subsequently assigned 30% of our interest to Habanero Resources Inc., a related party.  Thus, we currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  We have drilled and cased nine wells on this property, and four of the nine wells have fraced and are currently shut-in.

We also intend to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas properties.

Risks Associated with Operations and Expansion

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non-applicable

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

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2003, we issued 5,675,000 unrestricted shares to four consultants, Graeme Sewell, Jason Gigliotti, Nolan Moss and David Stadnyk for services rendered.  These shares were valued at $150,925, which reflects their fair market value as of the dates of issuance.  Those shares were issued pursuant to registration with the SEC on various Form S-8's and Form S-8/A's.

Also, during the six months ended June 30, 2003, we issued 9,750,000 unrestricted shares from the exercised of stock options for $136,626 cash and notes receivable in the amount of $82,349 to Bernard McDougall, Graeme Sewell, Jason Gigliotti and Negar Towfigh.  Those shares were issued pursuant to registration with the SEC on various Form S-8's and S-8/A's.

Subsequently, we issued 425,000 unrestricted shares to a consultant, David Stadnyk, for services rendered.    We also issued 4,100,000 unrestricted shares from the exercise of stock options to two consultants, Graeme Sewell and Jason Gigliotti, and to our president, Bernard McDougall.  Those shares were issued pursuant to registration with the SEC on several Form S-8's and Form S-8/A's.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

Non-applicable

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

99.1

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Five Form 8-K's were filed with the Securities & Exchange Commission ("SEC") during the second quarter of 2003.

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

On May 27, 2003, we reported that we had forwarded the initial cash call for the Kerrobert Project to the operator.

On June 11, 2003, we reported that the operator had informed us that drilling on the Kerrobert Project was scheduled to commence by that weekend and that drilling all nine wells would take 30 - 45 days to complete.

On June 20, 2003, we reported that the operator had informed us that drilling on the Kerrobert Project was scheduled to commence the following week.  The delay was due to the drill rig, that was scheduled to drill the wells, having been delayed on another drill site

Nine additional Form 8-K's were issued subsequent to the date of the financial statements but prior to the date of this Report on Form 10-QSB.

On July 15, 2003, we reported that drilling crews had been mobilized and the drill rig was on site to drill nine wells on the Kerrobert Project.

Separately on July 15, 2003, we reported that the first well on the Kerrobert Project had been successfully drilled and cased.  Crews were already drilling the second well and expected to be finished shortly.

On July 22, 2003, we reported that the second well on the Kerrobert Project had been successfully drilled and cased.  Crews were drilling the third well and expected to be finished over the weekend.

On July 23, 2003, we reported that the third and fourth wells on the Kerrobert Project had been successfully drilled and cased.  Crews had started drilling the fifth well.

On July 30, 2003, we reported that the fifth well on the Kerrobert Project had been successfully drilled and cased. Crews were working on the sixth well.

Separately, on July 30, 2003, we reported that the sixth well on the Kerrobert Project had been successfully drilled and cased.  Crews were drilling the seventh well.  We also announced that we had the largest working interest of any company that trades exclusively on the OTCBB.

On August 7, 2003, we reported that the eighth well, on the Kerrobert Project had been successfully drilled and cased.  Crews were drilling the ninth and final well.

On August 8, 2003, we reported that all nine of the Kerrobert Project wells had been successfully drilled and cased.  We also reported that we had forwarded the final cash call for the completion process and that it was anticipated that the completion process for all nine wells would take three weeks.

On August 12, 2003, we reported that the completion process had begun.  Eight of the nine wells had been logged and perforated. The first two wells were scheduled to be fraced shortly.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 14, 2003

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

Date:  August 14, 2003

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

Date:  August 14, 2003

                                             /s/ Negar Towfigh

                                              ----------------------------------

                                              Negar Towfigh, CFO