Form 10QSB
period 2003-09-30
MICRON ENVIRO SYSTEMS INC
filed 2003-11-19
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:  000-30258

MICRON ENVIRO SYSTEMS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

98-0202944

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

789 West Pender Street, Suite 1205

Vancouver, BC  V6C 1H2  Canada

(Address of principal executive offices)

604-646-6903

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (   ) No

There were 59,716,166 common shares outstanding of as of November 18, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GENERAL

Our unaudited financial statements for the nine months ended September 30, 2003 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended September 30, 2003 include:

(a)

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002;

(b)

Consolidated Statements of Operations – for the three and nine month periods ended September 30, 2003 and September 30, 2002, and for the period from inception of exploration stage on May 29, 2001 to September 30, 2003;

(c)

Consolidated Statements of Cash Flows – for the nine month period ended September 30, 2003 and September 30, 2002, and for the period from inception of exploration stage on May 29, 2001 to September 30, 2003;

(d)

Notes to Consolidated Financial Statements

Our unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

MICRON ENVIRO SYSTEMS, INC.

FINANCIAL STATEMENTS

Balance Sheets

F-1

Statements of Operations

F-2

Consolidated Statement of Stockholders’ Deficit

F-3

Statements of Cash Flows

F-4

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

F-5

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	December 31,
	(unaudited)	2002

ASSETS
CURRENT ASSETS
Cash	$1,477	$115
Revenue receivable - oil and gas	184	532
Total Current Assets	1,661	647

OTHER ASSETS
Notes receivable from shareholder
less reserve of $6,922 for uncollectible amount	2,846	2,846
Working interest in oil and gas property	72,178	31,444
Computers, net of depreciation	3,462	-
Other assets	561	400
Total Other Assets	79,047	34,690

TOTAL ASSETS	$80,708	$35,337

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$103,986	$47,731
Loans from shareholders and affiliated entities	140,440	62,846
Other loans payable	2,846	61,952
Total Current Liabilities	247,272	172,529

NET LIABILITIES OF DISCONTINUED OPERATIONS	201,330	201,330

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized,
$.001 par value; 52,166,166 and 22,466,166 shares
issued and outstanding, respectively	52,166	22,466
Additional paid-in capital	3,359,816	2,353,300
Stock options	352,850	384,000
Subscriptions receivable	(261,165)	-
Pre-exploration stage accumulated deficit	(874,762)	(874,762)
Accumulated deficit during exploration stage	(2,996,799)	(2,223,526)
Total Stockholders' Deficit	(367,894)	(338,522)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$80,708	$35,337

See accompanying notes and accountant’s review report.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
									Period from
									May 29, 2001
									(Inception of
		Three Months		Three Months		Nine Months		Nine Months	Exploration Stage)
		Ended		Ended		Ended		Ended	to
		September 30,		September 30,		September 30,		September 30,	September 30,
		2003		2002		2003		2002	2003
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$3,383		$-		$6,124		$-	$6,656

COST OF REVENUE		230				2,528			2,528

GROSS PROFIT		3,153		-		3,596		-	4,128

EXPENSES
Exploration expense		29,511		-		29,511		13,697	598,558
Directors' fees		-		-		-		150,000	150,000
Consulting		277,693		196,100		629,724		663,587	1,784,475
Legal and accounting		12,663		11,011		40,365		29,978	115,143
General and administrative		42,062		4,412		53,305		8,828	73,866
Other professional services		4,344		-		33,714		909	73,530
TOTAL EXPENSES		366,273		211,523		786,619		866,999	2,795,572

LOSS FROM OPERATIONS		(362,890)		(211,523)		(783,023)		(866,999)	(2,788,916)

OTHER EXPENSE
Interest income		(374)		-		(561)		-	(561)
Gain on sale of securities		(7,085)		-		(9,189)		-	(9,189)
Financing expense		-		-		-		-	50,000
Agreement liquidation cost		-		-		-		-	17,500
TOTAL OTHER EXPENSE		(7,459)		-		(9,750)		-	67,500

LOSS BEFORE INCOME TAXES		(370,349)		(211,523)		(773,273)		(866,999)	(2,856,416)

INCOME TAX		-		-		-		-	-

LOSS FROM CONTINUING OPERATIONS		(370,349)		(211,523)		(773,273)		(866,999)	(2,856,416)

DISCONTINUED OPERATIONS
Loss from discontinued operations		-		-		-		-	(144,324)

NET LOSS		$(370,349)		$(211,523)		$(773,273)		$(866,999)	$(3,000,740)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations		$(0.01)		$(0.01)		$(0.02)		$(0.05)
Discontinued operations	$	nil	$	nil	$	nil	$	nil
Net Loss Per Common Share		$(0.01)		$(0.01)		$(0.02)		$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		35,921,305		21,642,796		37,634,083		19,171,111

See accompanying notes and accountant’s review report.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock						Total
	Number		Additional			Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Subscriptions	Stock Options	Deficit	Deficit

Balance, January 1, 2001	7,702,703	$7,703	$284,987		$-	$(844,452)	$(551,762)

Issuance of common stock for debt at
an average of $0.28 per share	2,313,463	2,313	647,263		-	-	649,576

Issuance of common stock for working interest
in oil and gas property at $0.10 per share	5,000,000	5,000	495,000		-	-	500,000

Issuance of common stock for personal
guarantees at $0.25 per share	200,000	200	49,800		-	-	50,000

Issuance of common stock for consulting fees
at $0.25 per share	1,650,000	1,650	410,850		-	-	412,500

Net loss for the year ended December 31, 2001	-	-	-		-	(1,303,761)	(1,303,761)

Balance, December 31, 2001	16,866,166	16,866	1,887,900		-	(2,148,213)	(243,447)

Issuance of common stock for consulting fees
at an average of $0.09 per share	5,600,000	5,600	465,400		-	-	471,000

Issuance of stock options for consulting and directors'
fees at an average of $0.06 per share	-	-	-		384,000	-	384,000

Net loss for the nine months ended September 30, 2002	-	-	-		-	(950,075)	(950,075)

Balance, December 31, 2002	22,466,166	$22,466	$2,353,300	-	$384,000	$(3,098,288)	$(338,522)

Issuance of common stock and the exercise of stock
options for cash and subscriptions at $0.02 per share	20,850,000	20,850	959,916	(261,165)	(624,850)		94,751

Issuance of stock options for consulting fees					425,100		425,100

Stock issued for consulting at an average of $0.05 per share	8,850,000	8,850	215,200		-	-	224,050

Net loss for the period ended September 30,2003						(773,273)	(773,273)

Balance, September 30, 2003 (unaudited)	52,166,166	$52,166	$3,528,416	(261,165)	$184,250	$(3,871,561)	$(367,894)

See accompanying notes and accountant’s review report.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
				Period from
				May 29, 2001
				(Inception of
		Nine Months	Nine Months	Exploration Stage)
		Ended	Ended	to
		September 30,	September 30,	September 30,
		2003	2002	2003
		(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(773,273)	$(866,999)	$(2,996,799)
Loss from discontinued operations		-	-	144,324
Loss from continuing operations		(773,273)	(866,999)	(2,852,475)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Allowance for bad debt		-	-	6,922
Depreciation & amortization		167	-	167
Stock issued for debt and personal guarantees		-	-	181,638
Stock issued for working interest in oil and gas property		-	-	500,000
Stock issued for consulting fees		224,050	447,499	1,107,550
Stock options issued for directors' fees		-	150,000	150,000
Stock options issued for consulting fees		425,100	234,000	659,100
Expenses paid by shareholders		-	-	-
Increase in prepaid expenses		(161)	(40,000)	(161)
Increase (decrease) in accounts payable		56,255	(38)	99,772
Increase in revenue receivable		348	-	(184)
Net cash provided (used) by operating activities		(67,514)	(75,538)	(147,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets		(3,630)	(400)	(4,030)
Purchase of working interest in oil and gas property		(40,734)	(18,944)	(62,178)
Net cash used by investing activities		(44,364)	(19,344)	(66,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of stock		94,751	-	94,751
Increase (decrease) in other loans payable		-	-	41,905
Payments on loans from related parties		(48,902)	-	(48,902)
Loans from related parties		67,391	100,055	127,391
Net cash provided by financing activities		113,240	100,055	215,145

Change in cash		1,362	5,173	1,266

Cash, beginning of period		115	407	211

Cash, end of period		$1,477	$5,580	$1,477

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid		$-	$-	$-
Income taxes paid		$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for debt		$-	$-	$239,866
Stock issued for personal guarantees		$-	$-	$50,000
Stock issued for notes payable		$-	$-	$409,710
Stock issued for working interest in oil and gas property		$-	$-	$500,000
Stock issued for consulting fees		$224,050	$447,499	$1,107,550
Stock options issued for directors' fees	$		$150,000	$150,000
Stock options issued for consulting fees		$425,100	$234,000	$659,100
Working interest acquired by note payable		$-	$-	$500,000

See accompanying notes and accountant’s review report.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2003

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses form operations since inception. At September 30, 2003, the Company has a deficit of $2,996,799 for the exploration stage, $874,762 for the pre-exploration stage, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management is currently exploring new business opportunities, which will, if successful, mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently exploring various oil and gas properties.  The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Stage Activities

The Company entered the exploration stage on May 29, 2001 and is primarily engaged in the acquisition and exploration of oil and gas properties.  Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction.  The Company’s accumulated deficit prior to entering the exploration stage was $874,762.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive.  As of September 30, 2003, the Company had stock options outstanding, equivalent to 5,450,000 common stock shares.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Recent Accounting Pronouncements (continued)

Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (hereinafter “FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

NOTE 2 – WORKING INTERESTS IN OIL AND GAS PROPERTIES

Stephens County, Texas

In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.  In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company’s net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which is unpaid and is included in accounts payable in the accompanying financial statements.  After September 30, 2003, this account was paid in full.

Drayton Valley, Alberta

In September 2003, the Company entered into a letter agreement with Pemberton Energy Ltd. whereby the Company may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of the Company’s common stock. In October 2003, the Company’s board of directors approved the shares issuance per the agreement.

Jack and Palo Pinto County, Texas

In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc., whereby the Company will pay $425 for a 1% working interest and a .8% net revenue interest in the Marble Falls Rework Project. It includes the re-entry and re-completion of Martex Ima Bridges #2 well and the Kinder #1 well.  Furthermore, during this quarter the Company paid $6,945 for 1% of all turnkey and re-completion costs attributed to the project.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2003

NOTE 2 – WORKING INTERESTS IN OIL AND GAS PROPERTIES (continued)

Kern County, California

In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil and gas project in Kern County, California from a related party for $2,500.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

During the nine months ended September 2003, a director and an officer realized gains from the sale of personal holdings of the Company’s common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted the realized gains to the Company, which is recorded as other income in the amount of $9,189 in the accompanying financial statements.

The Company has notes receivable, which have been reclassified as subscriptions receivable, in the aggregate amount of $261,165 from directors, officers and shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at 2% per annum with no maturity date. The Company was not in compliance with the Sarbanes-Oxley Act on September 30, 2003. Subsequent to September 30, 2003, the subscriptions receivable have been collected and paid in full by all directors and officers.

NOTE 4 – SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	September 30, 2003	December 31, 2002
Krause Chemical, Ltd.	$-	$60,000
Tangle Creek Cattle Co.	-	2,846
Graeme Sewell	74,021	46,825
Jason Gigliotti	66,419	15,127
Total loans from shareholders and affiliated entities	$140,440	$124,798

These amounts are uncollateralized, bear no interest and have no specific maturity.  The Company has subsequently repaid these short-term debts.

NOTE 5 – COMMON STOCK

In 2003, the Company issued 20,850,000 shares from the exercise of stock options for $94,751 cash and subscriptions receivable in the amount of $261,165, and 8,850,000 shares of its common stock to consultants for services valued at $224,050.  The notes receivable bear interest at 2% per annum.

NOTE 6 – STOCK OPTIONS

In accordance with Statement of Financial Accounting Standards No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options: for 2003, risk-free interest rate of 4%, volatility of 85% and a life ranging from 3 months to 5 years.

From January through September 2003, 21,400,000 stock options were granted to consultants, directors and officers for services rendered, and 20,850,000 stock options were exercised.

In January 2003, the exercise prices on stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively.  In April 2003, the exercise price on stock options totaling 1,500,000 was adjusted from $0.04 to $0.025. In September 2003, the exercise price on stock options totaling 1,300,000 was adjusted from $0.08 to $0.0375. No additional expense resulted from the repricing of the exercise prices of the aforementioned options.

In April 2003, the 2003 Stock Option Plan A was implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock can be issued. In August 2003, the 2003 Stock Option Plan B was

NOTE 6 – STOCK OPTIONS (continued)

implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock can be issued.

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2003	6,400,000	$0.08
Granted	21,400,000	0.02
Exercised	(20,850,000)	0.02
Outstanding and exercisable at September 30, 2003	6,950,000	$0.02

Weighted average fair value of options granted during the period ended September 30, 2003		$0.02

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	2,450,000	$0.02	200,000
2003 Nonqualified Stock Option Plan A	0	$0.02	500,000
2003 Nonqualified Stock Option Plan B	3,000,000	$0.02	2,000,000
Total	5,450,000		2,700,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Liabilities of Discontinued Pinnacle Plastics, Inc.

The Company’s dormant subsidiary, PPI, owes its creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia in the amount of $145,000 (including accrued interest).  Although two of the Company’s former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby the Company assumed their guarantees prior to their departure as board members.  The Company’s management and its legal counsel believe that the aforementioned resolution is inappropriate and does not legally bind the Company.  This matter has not been resolved and its outcome is uncertain.

The balance of PPI’s liabilities appear to be debts in the name of PPI rather than in the Company’s name.  The Company is currently evaluating the possibility of liquidating this subsidiary in order to extricate itself from the subsidiary’s debt.  At March 31, 2003, the Company reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  The Company expects the aforementioned amount to remain in commitments and contingencies until the appropriate settlements or releases have been negotiated.

Consulting Agreements

As of September 30, 2003, all consulting agreements have been cancelled and any prepaid amounts retained by the consultants and any arrears amount owed to the consultants have been subsequently brought current.

NOTE 8 – SUBSEQUENT EVENTS

Muskogee County, Oklahoma

In October 2003, the Company entered into a joint operating agreement with Warpath Energy, Inc., whereby the Company may incur 5% of the costs of acquisition and work-over, estimated to be $17,500, for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma.

Stock Transactions

Subsequently, 4,000,000 stock options were issued to two consultants for services rendered.  The options have exercise prices of $0.036 per share and a three month exercise period.  Also, 4,800,000 stock options were exercised and 2,500,000 shares of common stock were issued to consultants for services rendered.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Liquidity and Capital Resources

We have realized revenue from operations of $3,383 and $6,124 respectively in the three and nine months ended September 30, 2003, compared to no revenue for the three and six months ended September 2002.  The Consolidated Statement of Operations for the three and nine months ended September 30, 2003 indicate a net loss of $370,349 and $773,273 respectively, compared to a net loss of $211,523 and $866,999 respectively, for the three and nine months ended September 30, 2002.

For the three and nine months ended September 30, 2003, we had expenses of $366,273 and $786,619 respectively, compared to expenses of $211,523 and $866,999 respectively, for the three and nine months ended September 30, 2002. The decrease in expense from the nine months ended September 30, 2003 to the comparative period ended September 30, 2002 of $80,380 resulted primarily from decreases in costs associated with directors’ fees and consulting fees.  We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Pinnacle  Plastics,  Inc.,  is a private  company  incorporated  in the Province of Alberta,  Canada and our wholly owned subsidiary (“PPI”).  PPI owes various creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia for a small business loan in the amount of $145,000 (including accrued interest).  Although two of our former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby we assumed   their guarantees prior to their departure as board members.  Current management and our legal counsel believe that the aforementioned resolution is inappropriate and does not legally bind us.  In the event that they are wrong, we could be held liable for the aforementioned guarantees.  A balance of $201,330 for the commitments and contingencies of PPI appear on our balance sheet.

The balance of PPI’s liabilities appear to be debts in the name of PPI rather than in our name.  However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and collect against us.  We are currently evaluating the possibility of liquidating this subsidiary in order to extricate ourselves from the subsidiary’s debt.

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

Plan of Operation

We have not received any significant revenue from operations during the nine months ended September 30, 2003.  We have cash reserves of $1,477 and accounts receivable of $184.  We intend to raise additional financing through private offerings of our common stock.

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

We may not be able to obtain funding for our operations under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

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

We have a 5% working interest and a 3.875% net revenue interest in an oil and gas project in Kern County, California, which we acquired from First Goldwater Resources Inc., a related party by way of one common director, Conrad Clemiss.  Our ability to start drilling on this project is contingent on our majority partners’ decision to begin drilling, our partners ability to meet their future cash calls and our ability to meet future cash calls.

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the “Kerrobert Project”) for consideration of incurring up to 5% of the costs associated with the drill program. A copy of the respective Participation Agreement is included in this report as Exhibit 10.1.  The president of Patch Energy Inc., David Stadnyk, is also one of our consultants.  We subsequently entered into a participation agreement with Habanero Resources Inc., whereby we assigned them 30% of our interest.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.2.  Habanero Resources Inc. is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.  We currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is 100% contingent on our  partners’ decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.

In September 2003, we entered into a letter agreement with Pemberton Energy Ltd. whereby we may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of our common stock. A copy of the respective Letter Agreement is included in this report as Exhibit 10.3.  In October 2003, our board of directors approved the share issuance per the agreement and 250,000 restricted common shares were issued.  Our ability to start drilling on this project is contingent on our majority partners’ decision of when to begin drilling, our partners ability to meet their future cash calls and our ability to meet future cash calls.

In September 2003, we entered into a participation agreement with The Cumming Company, Inc., whereby we will pay $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.4.  The participation agreement includes the re-entry and re-completion of Martex Ima Bridges #2 well and the Kinder #1 well.  Furthermore, during this quarter we paid $6,945 for 1% of all turnkey and re-completion costs attributed to the project.  We have drilled one well on this property, the Kinder #1 well, and we are in the process of drilling the second well, the Martex Ima Bridges #2 well.  The operator has advised us that they anticipate both wells to be commercially successful, but until drilling in completed on the second well and both wells are tested we have no assurance of this projects’ commercial viability.

In October 2003, we entered into a joint operating agreement with Warpath Energy, Inc., whereby we may incur 5% of the costs of acquisition and work-over, estimated to be $17,500, for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.4.  We are currently awaiting full syndication of the project, at which time we anticipate operations will commence.

We also intend to continue to seek other business opportunities, including, but not limited to, purchasing interests in oil and gas properties primarily in North America.

Risks Associated with Operations and Expansion

We intend to enter into arrangements whereby we will acquire equity interests in oil and gas properties.  However, there are certain risks associated with the oil and gas business, including, but not limited to, severe fluctuations in oil and gas prices, strict regulatory requirements, uncertainty of oil and gas reserves and severe market fluctuations. Such risks may have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

ITEM 3.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non-applicable

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists, except for the following:

Pinnacle  Plastics,  Inc.,  is a private  company  incorporated  in the Province of Alberta,  Canada and our wholly owned subsidiary (“PPI”).  PPI owes various creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia for a small business loan in the amount of $145,000 (including accrued interest).  Although two of our former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby we assumed   their guarantees prior to their departure as board members.  Current management and our legal counsel believe that the aforementioned resolution is inappropriate and does not legally bind us.  In the event that they are wrong, we could be held liable for the aforementioned guarantees.  A balance of $201,330 for the commitments and contingencies of PPI appear on our balance sheet.

The balance of PPI’s liabilities appear to be debts in the name of PPI rather than in our name.  However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and collect against us.  We are currently evaluating the possibility of liquidating this subsidiary in order to extricate ourselves from the subsidiary’s debt.

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2003, we issued 8,850,000 unrestricted shares to four consultants, Graeme Sewell, Jason Gigliotti, Nolan Moss and David Stadnyk for services rendered.  These shares were valued at $224,050, which reflects their fair market value as of the dates of issuance.  Those shares were issued pursuant to registration with the SEC on various Form S-8’s and Form S-8/A’s.

As of September 30, 2003, each of the respective consulting agreements between Graeme Sewell, Jason Gigliotti, Nolan Moss were cancelled.  Any prepaid amounts were retained by the consultants and any arrears amount owed to the consultants have been subsequently brought current.

Also, during the nine months ended September 30, 2003, we issued 20,850,000 unrestricted shares from the exercised of stock options for $94,751 cash and subscriptions receivable in the amount of $261,165 to Bernard McDougall, Conrad Clemiss Graeme Sewell, Jason Gigliotti and Negar Towfigh.  Those shares were issued pursuant to registration with the SEC on various Form S-8’s and S-8/A’s.

The subscriptions receivable, in the aggregate amount of $261,165 from our directors, officers and consultants were in connection with a payment plan for the purchase of  our company stock. We were not in compliance with the Sarbanes-Oxley Act on September 30, 2003. Subsequent to September 30, 2003, the subscriptions receivable have been collected and paid in full by all of our directors and officers.

Subsequently, we issued 2,500,000 unrestricted shares to a consultant, Nolan Moss, for services rendered.    We also issued 4,800,000 unrestricted shares from the exercise of stock options to two consultants, Nolan Moss and Jason Gigliotti.  Those shares were issued pursuant to registration with the SEC on several Form S-8’s.  We also issued 250,000 restricted shares to Pemberton Energy Ltd. as payment to acquire an option of the Tomahawk Prospect.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

Non-applicable

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1

Participation Agreement between Patch Energy Inc. and the Company*

10.2

Participation Agreement between Habanero Resources Inc. and the Company

10.3

Letter Agreement between Pemberton Energy Ltd. and the Company

10.4

Participation Agreement between the Cumming Company and the Company

10.5

Participation Agreement between Warpath Energy Inc. and the Company

31.1

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously Filed as Exhibit to our amended Annual Report on Form 10-KSB/A on April 11, 2003

Reports on Form 8-K

Sixteen Form 8-K’s were filed with the Securities & Exchange Commission (“SEC”) during the third quarter of 2003.

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

On August 18, 2003, we reported that the completion process had begun, that the first four wells of nine had been fraced and were shut-in.  We also reported that we had paid the completion cash calls.

On August 20, 2003, we reported that completion process was nearing conclusion as all nine wells had been fraced.  Some of the wells were flowing load fluid, while the remaining wells were shut-in and awaiting the completion crews.

On September 3, 2003, we reported that we had entered into negotiations to drill two new wells in Palo Pinto and Jack Counties, Texas.

On September 11, 2003, we reported that we had received the preliminary flow rates from the operator for the nine wells drilled in Saskatchewan, Canada and all nine wells have discovered oil.

On September 15, 2003, we reported that we had entered into an agreement to participate in a multi-well gas project located in Palo Pinto and Jack Counties, Texas.  The first phase of this program was expected to begin drilling within the next two weeks.

On September 22, 2003, we reported that we were notified by the operator that the drill pad had been built and crews were being mobilized to commence drilling on our new multi-well gas prospect in Jack and Palo Pinto Counties, Texas.

On September 25, 2003, we reported that we were in the final stages of due diligence on two separate, additional, multi-well drill prospects.  One prospect was involved a substantial working interest located in Alberta, Canada, and the other was a continuation of our existing multi-well prospect in Jack and Palo Pinto Counties, Texas.

Seven additional Form 8-K’s were issued subsequent to the date of the financial statements but prior to the date of this Report on Form 10-QSB.

On October 8, 2003, we reported that had been informed by the operator that the drilling on the new, multi-well gas program in Palo Pinto and Jack Counties, Texas had begun.

On October 14, 2003, we reported that we had been informed by the operator that the drilling on the new, multi-well gas program in Palo Pinto and Jack Counties, Texas had now reached depth of 3,200 feet, with a target depth of 4,900 feet.

On October 16, 2003, we reported that drilling on the first well of the new multi-well gas program in Palo Pinto and Jack Counties, Texas had been completed to a depth of 4,850 feet.

On October 24, 2003, we reported that we had negotiated a 40 well oil and gas rework program in Muskogee County, Oklahoma.  We had subscribed for a 5% working interest in this play.

On November 4, 2003, we reported that we had been informed by the operator that logs completed on the first well drilled on the Palo Pinto and Jack Counties, Texas, indicated a substantial pay zone of 150 feet from 4,724 feet to 4,874 feet within our primary target.

Separately, on November 4, 2003, we reported that we had been informed by the operator that surface casing had being set to a depth of 300 feet on the Ima II.

On November 6, 2003, we reported that we have entered into an agreement to acquire a 45% working interest in a multi-well oil prospect located in Drayton Valley, in Alberta, Canada.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 18, 2003

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bernard McDougall

By:  Bernard McDougall

Bernard McDougall

President, Director