Form 10QSB/A
period 2003-09-30
MICRON ENVIRO SYSTEMS INC
filed 2003-11-25
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GENERAL

Our unaudited financial statements for the nine months ended September 30, 2003 are included with this Form 10-QSB/A.  The unaudited financial statements for the nine months ended September 30, 2003 include:

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

Our unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB/A and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

MICRON ENVIRO SYSTEMS, INC.

FINANCIAL STATEMENTS

Balance Sheets

Statements of Operations

F-2

Consolidated Statement of Stockholders’ Deficit

F-4

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

The balance of PPI’s liabilities appear to be debts in the name of PPI rather than in our name.  However, the possibility does exist that any one or all of these creditors could challenge this in a court of law, and collect against us.  We are currently evaluating the possibility of disposing of this subsidiary.

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

Plan of Operation

We have not received any significant revenue from operations during the nine months ended September 30, 2003.  We have cash reserves of $1,477 and accounts receivable of $184.  We intend to raise additional financing through various offerings of our common stock.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing alternatives to raise substantial equity capital. We cannot estimate when we will begin to realize any significant revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

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

Our Plan of Operations For Next 12 Months

We have a 2.5% net revenue interest in the Z1 well and a 3.9% net revenue interest in Z2 well located on the Green Ranch Prospect.  Both wells are currently producing oil and gas revenue.  We did not consent to the rework of the Z2 well, therefore 400% of our portion of the reworking costs must be recovered before we can collect our 3.9%.  We intend to further exploit the Green Ranch Prospect by drilling further wells on the prospect.   Our ability to continue with this project is contingent on being able to meet future cash calls.

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

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the “Kerrobert Project”) for consideration of incurring up to 5% of the costs associated with the drilling program. A copy of the respective Participation Agreement is included in this report as Exhibit 10.2.  Habanero Resources Inc. is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.  We currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is completely contingent on our  partners’ decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.

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

In October 2003, we entered into a joint operating agreement with Warpath Energy, Inc. (“Warpath”), whereby we may incur 5% of the costs of acquisition and work-over, estimated to be $17,500, for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.4.  We are currently waiting for Warpath, the operator on this project, to fully finance the project, at which time we anticipate operations will commence.

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

ITEM 3.

ITEM 3

CONTROLS AND PROCEDURES

Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted within 90 days prior to the filing of this report.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Seven additional Form 8-K’s were issued subsequent to the date of the financial statements but prior to the date of this Report on Form 10-QSB/A.

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

Date:   November 24, 2003

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bernard McDougall

By:  Bernard McDougall

Bernard McDougall

President, Director