Form 10KSB
period 2003-12-31
MICRON ENVIRO SYSTEMS INC
filed 2004-04-07
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Micron Enviro Systems, Inc.

(Exact name of registrant as specified in its charter)

  Nevada                                                               98-0202-944

  (State or other jurisdiction of                           (I.R.S. Employer Identification No.)

incorporation or organization)

789 West Pender Street, Suite 1205

Vancouver, B.C.                Canada                    V6C 1H2

(Address of principal executive offices)            (Zip Code)

(604) 646-6903

(Registrant's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act:

Title of Each Class: Name of Each Exchange on which Registered:

None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(  )

The issuer had revenue of $16,828 in its most recent fiscal year ended December 31, 2003.

The aggregate market value of the Common Stock (67,116,166 shares) held by non-affiliates, based on the closing sale price ($0.029) of the Common Stock as of  March 25, 2004 was $1,946,369.  On March 25, 2004, the closing price of our common equity was $0.029.

As of March 25, 2004, there were 67,316,166 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes_______

No    X

PART I

Glossary

Barrel of Oil - 42 U.S. Gallons at 60•F. A net barrel refers to a quantity of oil net of the BS&W content.

Blowout - An uncontrolled flow of oil, gas, water or mud from a wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

Completion (well) - All operations (tubing, installation of valves, wellhead, etc.) to bring a production well into operation.

Exploration - Any method used to discover new oil and gas fields.

Exploration well - Well drilled to find an oil field.

Farmout Agreement - An agreement between operators whereby the owner (farmer) not wanting to drill a property agrees to assign all or part to the operator (farmee) desiring to drill; farmee assumes the obligation to drill one or more wells on the property to earn the assignment.

Fee Simple Ownership- An estate of inheritance without limitation. This form of estate is not qualified by any other interest and, upon the owner's death, passes unconditionally to the heirs.

Fracing ("frac") - A method used by producers to extract more natural gas from a well by opening up rock formations using hydraulic or explosive force. Advanced fracturing techniques are enhancing producers' ability to find and recover natural gas, as well as extending the longevity of older wells.

Gravity (Specific Gravity) - The measure of oil density that is used in price determination.

Joint Operating Agreement (JOA) - An agreement governing the operations of most jointly-owned properties/facilities.

Lease - (1) A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land; (2) Used in conjunction with the actual location of a well(s) or unit separator installed to serve a single lease.

Lessee - The person who receives the lease, sometimes called the tenant.

Lessor - The person giving the lease, sometimes called grantor or landlord.

Natural Gas - A mixture of hydrocarbon gases with varying amounts of impurities.

Net Working Interest - A working interest owner's gross working interest in production, less the related royalty, overriding royalty, production payment, and net profits interests.

Operator - The person or company, either proprietor or lessee, actually operating a well. The operator is a working interest owner and is also responsible for physical maintenance of the well and other responsibilities as covered in the JOA (Joint Operating Agreement).

Overriding Royalty Interest (ORRI) - An interest in production that is created and payable out of the working interest. Usually, the term of an ORRI is for the life of the mineral lease.

Payout - A particular point in time that a contractual payment obligation has been achieved.

Reserves (of a field) - Volume of oil trapped in a rock.

Royalty - The share of the production or proceeds there from reserved to the lessor under the terms of the mineral lease. Normally, royalty interests are free of all costs of production (as distinguished from costs of marketing) except production taxes, and is established in the lease by reserving a royalty which is usually expressed fractionally.

Test Well - The first well to be drilled on a lease to evaluate a certain horizon. It is commonly referred to as a "wild cat" well.

Working Interest - The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Item 1. Description of Business.

Our Development. We were originally incorporated in Nevada on January 23, 1998 as Strathcona Capital Corp.  On January 22, 1999,  we changed our name to Micron Enviro Systems, Inc.

Our executive offices are located at 789 West Pender Street, Suite 1205, Vancouver, British Columbia, Canada V6C 1H2.  Our telephone number is (604) 646-6903.

Our Prior & Discontinued Business. We were originally incorporated for the purposes of manufacturing low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting our due diligence, we decided to shift the focus of our business to the recycling of hydraulic oil. We then completed the research and development of technology designed to recycle hydraulic oil. We also completed a market analysis and feasibility study regarding the recycling of hydraulic oil. We then determined that it was not in our best interests or our shareholders to conduct this type of business.

After completing our due diligence, on or about December 24, 1998, pursuant to a loan agreement, we acquired from Tangle Creek Cattle Co., a Canadian corporation ("Tangle Creek"), all of the assets  of Tangle Creek including, but not limited to, all of the equipment and inventory of Dustcheck Filters, Inc. ("Dustcheck"). At the time this transaction was entered into, it was a related party transaction, in that Rodney Hope was our president and director as well as being president and a shareholder of Tangle Creek.  By separate agreement, we acquired the right to technology and intellectual property relating to a re-usable, non-mechanical electro-static air filter ("Filter") that cleans and sanitizes circulated air at the supply point of a building's heating, ventilating, or air conditioning system. We also researched and developed an all-purpose cleaning mitt ("Mitt").

However, after we completed a feasibility and market analysis of the air filter project, we made the decision that the air filter project was not commercially viable and we sold back to Tangle Creek all the assets we acquired from Tangle Creek, including, but not limited to, all of the equipment and inventory of Dustcheck. In exchange for such assets, Tangle Creek paid us an agreed upon amount of cash and a note receivable for $9,768.  During the year ended December 31, 2003, the entire note was written off as uncollectible.

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

Due to our lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.  The well drilled on the property was unsuccessful and the costs associated with this project have been written-off.  During the year ended December 31, 2002, the project was abandoned.

On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc., whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500.  A copy of the respective Assignment Agreement is included in this report as Exhibit 10.1.  The rights we acquired included the Pulv and Olcese Prospect.  During the year ended December 31, 2003, the 12-10 Well was plugged and abandoned, resulting in us also losing our rights to the Pulv and Olcese Prospect.

In October 2003, we entered into a joint operating agreement with Warpath Energy, Inc. ("Warpath"), whereby we were required to incur 5% of the costs of acquisition and work-over for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.2.  Warpath, the operator on this project, was unable to secure financing for the project, therefore the lease owner sold the property to a third party.  This transaction terminated our agreement with Warpath.

In or about March, 1999, we issued 2,000,000 shares of our $.001 par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("PPI"), in exchange for 2,000,000 shares of PPI's common stock.  PPI became our wholly owned subsidiary.

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

PPI owed various creditors approximately $200,000, the majority of which is a loan from the Bank of Nova Scotia for a small business loan in the amount of $145,000 (including accrued interest).  Although two of our former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby we assumed  their guarantees prior to their departure as board members.  Current management and our legal counsel believe that the aforementioned resolution was  inappropriate and did not legally bind us.

At March 31, 2003, we reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  On December 15, 2003, we sold the stock of Pinnacle Plastics, Inc. for consideration of one dollar to Radical Capital Ltd.  A copy of the respective Stock Purchase Agreement is included in this report as Exhibit 10.9.  We received confirmation from the Bank of Nova Scotia and outside counsel that the bank loan could not be asserted as our obligation.

Our Current Business. We are an exploration stage oil and gas company.  In February 2002, we subscribed From Krause Chemical Ltd. for a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas ("Green Ranch Prospect").  In consideration we paid $45,548 for the initial well, $102,483 for the subsequent four wells, as well as for our proportionate share of the balance of the drilling and completion costs.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.3.  The first well, the Z1 well, has been drilled and is currently producing both oil and gas revenue.  On November 27, 2002, for consideration of $10,000 we increased our net revenue interest in the second well, the Z2 well, from 2.5% to 3.9%, while our working interest remained at 5%.  A copy of the respective Amended Participation Agreement with Krause Chemical Ltd. is included in this report as Exhibit 10.4.  The Z2 well has also been successfully drilled and is currently producing both oil and gas, which are being sold.  In July  2003, we did not consent to the rework of the Z2 well, therefore 400% of our portion of the reworking costs must be recovered before we can collect our 3.9%.  In February 2004, we also elected to go non-consent on the next well on the Green Ranch Prospect, the C-1 Well.  Therefore we incurred no costs of drilling this well and we will only start receiving revenue from this well after 500% of our portion of the drilling costs are recovered before we can collect out interest in the C-1 Well.  Our ability to continue with this project is contingent on being able to meet all future cash calls.

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the "Kerrobert Project") for consideration of incurring up to 5% of the costs associated with the drilling program. A copy of the respective Participation Agreement is included in this report as Exhibit 10.5.  This is a related party transaction as the president of Patch Energy Inc., David Stadnyk, is also one of our consultants.  In May 2003, we  entered into a participation agreement with Habanero Resources Inc. ("Habanero"), whereby we assigned them 30% of our interest, in exchange for Habanero paying their share of exploration and  drilling costs.   A copy of the respective Participation Agreement is included in this report as Exhibit 10.6.  Habanero Resources Inc. is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.  We currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is completely contingent on our  partners' decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.

In September 2003, we entered into a letter agreement with Pemberton Energy Ltd. whereby we may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of our common stock. A copy of the respective Letter Agreement is included in this report as Exhibit 10.7.  In October 2003, our board of directors approved the share issuance pursuant to the agreement and 250,000 restricted common shares were issued.  Our ability to start drilling on this project is contingent on our majority partners' decision of when to begin drilling, our partners' ability to meet their future cash calls and our ability to meet our future cash calls. We may not be able to ever drill this property based upon our partners' inability to raise the necessary funds.

In September 2003, we entered into a participation agreement with The Cumming Company, Inc., whereby we paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas ("Martex Prospect").  A copy of the respective Participation Agreement is included in this report as Exhibit 10.8.  The participation agreement includes the re-entry and re-completion of Martex Ima Bridges #2 Well and the Kinder #1 Well.  Furthermore, we paid $6,945 for 1% of all turnkey and re-completion costs attributed to the project.  We have drilled two wells on this property, the Kinder #1 Well was drilled in October 2003 and the Martex Ima Bridges #2 Well was drilled in November 2003.  In December 2003, the Ima #2 Well was successfully completed and is producing oil and gas.  The Kinder #1 Well, which was drilled prior to the Ima #2 Well, is awaiting crews to be fraced and tested.

Subsequent Events. Subsequent to the year ended December 31, 2003, we entered into a participation agreement with Fairchild International Corporation, whereby we may earn a 0.375% net revenue interest in an oil and gas property, the Manahuilla Creek Prospect located in Goliad County, Texas, ("Manahuilla Creek Prospect") for consideration of $1,500, incurring 0.5% and 0.375% of the costs associated with the test well operations and of the development of program lands, respectively.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.10.  The operator on the property is currently preparing the drill pad and drilling is expected to commence shortly.

We also entered into another participation agreement with The Cumming Company Inc., whereby we paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.11.  Furthermore, we paid $15,968 for 1% of all turnkey and re-completion costs attributed to the project.  The Wimberley #5 Well has been drilled on this prospect and bond logs have been run.  The operator is organizing crews and acidization, perforating and fracing are scheduled to commence shortly.

Cancelled Consulting Agreements. On July 1, 2001, we entered into entered into three consulting agreements with certain business consultants, more completely described below,  which were amended and restated on May 1, 2002, pursuant to which an aggregate of as many as 750,000 shares of our common stock may be issued per month, for up to two years as payment for services rendered. In 2003, we issued 10,450,000 common shares to those consultants. These shares were valued at $652,316, which reflects their fair market value at the dates of issuance.  As of September 31, 2003, all three of these consulting agreements were cancelled with any prepaid amounts having been retained by the affected consultants and any amounts owed to the consultants were paid.

Specifically, on May 1, 2002, we entered into an amended and restated agreement with Nolan Moss, a business consultant, pursuant to which we agreed to pay Mr. Moss a fee in the amount of 250,000 shares per month, for a period of 24 months, for Mr. Moss's provision to us of general business services including being a liaison with different oil and gas companies and operators in search of new projects for us, against an invoice for consulting services actually rendered during the 24-month term.    The services he provides are other than services of a promotional, investor relations or fiscal agency nature.  A copy of the respective Consulting Agreement is included in this report as Exhibit 10.12. This consulting agreement was terminated as of September 30, 2003.

Also on May 1, 2002, we entered into an agreement with Graeme Sewell, a business consultant, pursuant to which we agreed to pay Mr. Sewell a fee in the amount of 250,000 shares per month, for a period of 24 months, against an invoice for consulting services actually rendered during the 24-month term.  Mr. Sewell liaisons with our lawyers and auditors on various business matters, he also searches for and negiotates oil and gas acquisitions for us, the services he provides are not of a promotional, investor relations or fiscal agency nature.  A copy of the respective Consulting Agreement is included in this report as Exhibit 10.13.  This consulting agreement was terminated as of September 30, 2003.

Also on May 1, 2002, we entered into an agreement with Jason Gigliotti, a business consultant, pursuant to which we agreed to pay Mr. Gigliotti a fee in the amount of 250,000 shares per month, for a period of 24 months, against an invoice for consulting services actually rendered during the 24-month term.  Mr. Gigliotti negotiates potential oil and gas deals for us, he makes presentations to our board of directors and liaisons with the operators on our properties.  His services are not of a promotional, investor relations or fiscal agency nature.  A copy of the respective Consulting Agreement is included in this report as Exhibit 10.14.  This consulting agreement was terminated as of September 30, 2003.

On March 28, 2003, we entered into a consulting agreement with David Stadnyk, a business consultant, pursuant to which we agreed to pay Mr. Stadnyk an aggregate fee in the amount of 850,000 shares and 650,000 stock options exercisable at $0.045 per share over a period of three months, for Mr. Stadnyk's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  A copy of the respective Consulting Agreement is included in this report as Exhibit 10.15.

Current Consulting Agreement. On February 23, 2004, we entered into another consulting agreement with David Stadnyk, pursuant to which we agreed to pay Mr. Stadnyk an aggregate fee in the amount of 1,000,000 shares and 2,000,000 stock options exercisable at $0.03 per share over a period of six months, for Mr. Stadnyk's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  A copy of the respective Consulting Agreement is included in this report as Exhibit 10.16.

Environmental. We are an oil and gas company and as such are subject to various federal, state and local laws in the various areas where our properties are located, and regulations relating to environmental quality and pollution control.  We are currently not paying any costs to comply with environmental laws, however these costs may increase in the future.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Governmental Regulation.  Oil and gas operations are subject to federal, state, provincial, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; we may not be able to receive such permits. Environmental standards imposed by federal, state, provincial, or local authorities may change and any such changes might have a material adverse effect on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.

Competition.  The oil and gas business is very competitive.  We have small interests in our various properties and are a junior oil and gas company.  We currently are able to sell the oil and gas which our prospects produce but we not expect to ever be a large oil and gas company.   Other oil and gas companies have greater financial, technical and personnel resources that allow them to enjoy technological advantages and allows them to implement new technologies before we do. We may not be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by us or implemented in the future may become obsolete. In such case, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

Customers.  The operators on the Green Ranch Prospect, the Kerrobert Prospect and the Martex Prospect handle selling the oil and gas production from these prospects to their customers.  They in turn provide us with our share of the revenue.

Employees. We do not currently have any employees. Due to our lack of funding, we anticipate that we will require very few, if any, employees during the next fiscal year. Therefore, we do not anticipate any material change in the number of employees during the next 12 months.

Item 2. Description of Property.

Our Property. During the fiscal year ended December 31, 2003, we held a working interest in the following properties:

Green Ranch Prospect (Stephens County, Texas)

In February 2002, we acquired a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas referred to as the Green Ranch Prospect.

The Green Ranch Prospect is a proposed 15 well program consisting of 4,131 acres of leasehold on the Green Ranch in Stephens County, Texas. This leasehold is located approximately 50 miles northeast of Abilene, Texas and approximately 10 miles northwest of Breckenridge, Texas, along the North

Stephens-Shackelford County line.  The initial primary target formation in this prospect was the Bend Conglomerate at a depth of approximately 4,500 feet.  Secondary target formations are the Caddo, Rotten Chert, Mississippian and Ellenberger formations

The Green Ranch Prospect lies within an oil and gas producing province identified as Texas Railroad Commission District 7B, which encompasses 24 Counties I North Central Texas.  TRRC reports indicate District 7B has produced a total of 2.225 billion barrels of oil during the period from 1935 through to June 2001.  These reports also indicate the district has made 2.277 trillion cubic feet of unassociated gas (gas wells) from 1970 through to June 2001.  It is estimated that this district accumulated approximately 2.78 trillion cubic feet of casinghead gas.

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

The information provided by the geologist who interpreted the seismic on the Green Ranch Prospect indicates he used a 3-D computer model to interpret 2-D seismic data.  According to reliable sources in the geophysical field, in the absence of actual 3-D seismic, using 2-D seismic in a 3-D seismic computer program is a common practice.   It gives the geophysicist or geologist a much more efficient way of looking at and interpreting large amounts of data, as is the case with the Green Ranch Prospect.  Through the interpretation of the seismic data, several "bright spots" have been identified and are the primary targets of this prospect.  It is our understanding that all of the seismic data on this prospect is owned by the operator of this prospect.

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

On February 1, 2003, drilling commenced on the second well of the Green Ranch Prospect, the Z2 well.  The Z2 well was drilled to a total depth of 4,249 feet, production casing was set and cement was poured and dried.  The Z2 is located approximately 6,000 feet away from the Z1.  After reviewing the sonic logs and the density-neutron logs, the Operator decided to perforate and frac from 3,950 feet to 3,990 feet.  Perforation of the Z2 Well was successful completed and successful within the significant

104-foot continuous fractured pay zone.  The Z2 well has been connected to the high pressure gas system and gas has been recovered and sold.  The Z2 is also producing oil.  We did not consent to the rework of the Z2 well therefore we did not pay the cost for the rework which results in 400% of our portion of the reworking costs must be recovered before we can collect our 3.9%.

In February 2004, we elected to go non-consent on the third well on the Green Ranch Prospect, the C-1 Well.  Therefore we incurred no costs of drilling this well and we will only start receiving revenue from this well after 500% of our portion of the drilling costs are recovered before we can collect out interest in the C-1 Well.   Our ability to continue with the Green Ranch Project is contingent on being able to satisfy future cash requirements.

Pioneer Canal Prospect (Kern County, California)

On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc. ("Goldwater"), whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500.  The rights we acquired included the Pulv and Olcese Prospect.  Goldwater is a related party in that it has a director, Conrad Clemiss, in common with us and at the time the transaction was entered into it had an officer, Negar Towfigh, in common with us.

This acquisition included an interest in a producing well that was producing from the Stevens Sands formation within the Bakersfield Arch. We acquired an interest, which would had enabled us to receive revenue from this well once the well had paid out 400% of its costs.  During the year ended December 31, 2003, the well was shut-in and is no longer producing, which resulted in us also losing our percentage of rights to the Pulve and Olcese Prospect.

Kerrobert Project (Saskatchewan, Canada)

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada for consideration of incurring up to 5% of the costs associated with the drilling program.  This is a related party transaction as the president of Patch Energy Inc., David Stadnyk, is also one of our consultants. In May 2003, we entered into a participation agreement with Habanero, whereby we assigned them 30% of our interest in exchange for Habanero paying their share of exploration and  drilling costs.  Thus, we currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.

Saskatchewan is one of the largest oil producing provinces in Canada, second only to Alberta. The province produces approximately 20% of total Canadian oil production. Cumulative oil production from Saskatchewan as of December 31, 2000 was 3.6 billion barrels. Remaining recoverable reserves are estimated to be 1.2 billion barrels.  More than 18,000 active wells in Saskatchewan produce in excess of 400,000 barrels of oil per day.  Previous drilling in the area, referred to geologically as the Viking Formation, has resulted in some 500 commercial wells. The oil is comparable to West Texas No 1. The experience by other oil companies in the area suggests an approximate fifteen year life for the shallow oil wells with minimal operating and drilling costs.

During the year ended December 31, 2003, we participated in drilling and casing nine wells on the Kerrobert Project.  All nine wells are currently flowing oil and generating revenue.  Flow rates were as high as 84 barrels of oil per day.  The oil is comparable to West Texas No 1. The experience by other oil companies in the area suggests an approximate fifteen year life for the shallow oil wells.  We are currently waiting for the operator to decide when to commence drilling on the next set of wells on this project.  Our ability to drill further wells on this project is completely contingent on our  partners' decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.

Tomahawk Prospect (Drayton Valley, Alberta)

In September 2003, we entered into a letter agreement with Pemberton Energy Ltd. to purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of our common stock, which have been issued.

Alberta is the largest oil producing province in Canada.  Alberta's crude oil and equivalent production in 2002 was 1.53 million barrels per day and accounts for approximately 55% of Canada's oil production.  The Tomahawk Prospect is located 30 miles west of Edmonton and currently has no producing wells.

Our ability to start drilling on this project is contingent on our majority partners' decision of when to begin drilling, our partners' ability to meet their future cash calls and our ability to meet our future cash calls. We may not be able to ever drill this property based upon our partners' inability to raise the necessary funds.

Martex Prospect (Jack County & Palo Pinto County, Texas)

In September 2003, we entered into a participation agreement with The Cumming Company, Inc., whereby we paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas.  The participation agreement includes the re-entry and re-completion of Martex Ima Bridges #2 Well and the Kinder #1 Well.  Furthermore, we paid $6,945 for 1% of all turnkey and re-completion costs attributed to the project.

The Martex Prospect is located in a multi-play area with production being obtained from multiple zones. These zones are the shallow strawn sands from 1,800 feet, to the Big Saline Conglomerates at approximately 4,000 feet, and the Missippian Chappel Reefs at 4,500 feet in depth. Tight gas shales and lime stones are located below this depth, which are classified as continuous type natural gas plays (accumulations that are pervasive throughout large geographic areas and offer long-lived reservoirs with attractive finding costs). Increased drilling in the Barnett Shale and Marble Falls Lime has been spurred by a reduction in completion costs as a result of using light sand water fracs, higher gas prices, and refracing of productive zones.

This multi-well project in Palo Pinto and Jack Counties is primarily a gas project.   According to the operator this project was initiated by Mitchell Energy Corporation (subsequently bought out by Devon Energy) before the company focused its efforts in the Barnett Shale.  Mitchell Energy had established commercial production in the Marble Falls formation.  The goal of this project is fully exploit the potential commercial production from this formation through a multi-well program of up to seven wells.

According to the Texas Railroad Commission,  Texas oil production for 2002 was 365,900,123 barrels and natural gas production for 2002 was 5,715,496,310 million cubic feet.  2001 annual gas well gas production rates for Jack County was 12,918,995 million cubic feet and for Palo Pinto County was 12,733,215 million cubic feet.  The Crude Oil production was 795,108 barrels for Jack County and 408,852 barrels for Palo Pinto County.

We have drilled two wells on this property, the Kinder #1 Well and the Martex Ima Bridges #2 Well.  Recently the Ima #2 Well was successfully completed and is producing oil and gas.  The well flowed as high as 701 million cubic feet of gas per day and 252 barrels of oil per day.   The Kinder #1 Well, which was drilled prior to the Ima #2 Well, is awaiting crews to be fraced and tested.

Cloud Creek Project (Muskogee County, Oklahoma)

In October 2003, we entered into a joint operating agreement with Warpath, whereby we were required to incur 5% of the costs of acquisition and work-over for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma.

The Cloud Creek Project was intended to be a 40 well oil and gas rework program.  The project covers 780 acres plus an area of mutual interest. The project is comprised of six oil and gas leases with 40 producing or producible wells.  Warpath was to supervise and manage the re-work of the wells in the Cloud Creek Project.

Warpath, the operator on this project, was unable to secure financing for the project, therefore the lease owner sold the property to a third party.  This transaction terminated our agreement with Warpath.

Office Space

Until March 2003, we occupied office space, consisting of 680 square feet, provided by one of our officers, Negar Towfigh, at no charge.  In March 2003, we reached an oral agreement to pay $300 per month for this space. In September 2003, we moved offices to a space consisting of 1,870 square feet and our rent increased to $579 per month.

Item 3. Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4. Submission of Matters to Vote of Security Holders

Not Applicable

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. We are a reporting company with the Securities and Exchange Commission ("SEC"). We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the NASDAQ Stock Market and prices for our common stock are published on the OTCBB under the trading symbol "MSEV". The OTCBB market for our stock is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The following chart from Yahoo! Finance specifies quarterly high and low quotations.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Date	High	Low
First Quarter 2004	0.05	0.03
Fourth Quarter 2003	0.05	0.03
Third Quarter 2003	0.09	0.02
Second Quarter 2003	0.04	0.02
First Quarter 2003	0.06	0.02
Fourth Quarter 2002	0.06	0.01
Third Quarter 2002	0.12	0.04
Second Quarter 2002	0.15	0.06
First Quarter 2002	0.16	0.05

Holders. The number of holders of record as of December 31, 2003 for our common shares were thirty-six.

Stock Options. During the year ended December 31, 2003, we granted options as compensation to certain of our directors, executive officers and consultants.  In January 2003, the exercise price on previously granted stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively.  Also in January 2003, stock options totaling 1,200,000, with an exercise price of $0.02, were issued to Jason Gigliotti.  In February 2003, stock options totaling 850,000, with an exercise price of $0.02, were issued to Graeme Sewell.  In April 2003, stock options totaling 2,700,000, with an exercise price of $0.02, were issued to Graeme Sewell and Jason Gigliotti, 650,000 stock options were granted to David Stadnyk with an exercise price of $0.045, and the exercise price on stock options totaling 1,500,000 were adjusted from $0.04 to $0.025.  In May 2003, stock options totaling 3,000,000   with an exercise price of $0.02 were issued to Jason Gigliotti and Graeme Sewell.  In June 2003, stock options totaling 500,000 with an exercise price of $0.02 were issued to Negar Towfigh.  In July 2003, stock options totaling 2,500,000 with an exercise price of $0.02 were issued to Jason Gigliotti and Graeme Sewell.  In August 2003, stock options totaling 4,000,000 with an exercise price of $0.02 were issued to Jason Gigliotti, Graeme Sewell and Negar Towfigh.  In September 2003, 3,000,000 stock options with an exercise price of $0.02 were issued to Jason Gigliotti and Graeme Sewell, and 3,000,000 stock options with an exercise price of $0.0375 were issued to Bernard McDougall, Conrad Clemiss and Jason Gigliotti.  Also in September 2003, the exercise price on 1,300,000 previously granted stock options were adjusted from $0.08 to $0.0375.  In October 2003, stock options totaling 4,000,000 with an exercise price of $0.036 were issued to Jason Gigliotti and Graeme Sewell.  In November 2003, stock options totaling 650,000 with an exercise price of $0.031 were issued to Negar Towfigh.  In December 2003, the exercise price on previously granted stock options totaling 500,000 and 2,000,000 were adjusted from $0.04 and from $0.036 to $0.027, respectively.

During the year ended December 31, 2003, 26,650,000 stock options were exercised, resulting in the issuance of 26,650,000 shares of common stock and gross proceeds to us of $633,207, which was comprised of $550,957 cash and $82,250 will be delivered to us through promissory notes.  During the year ended December 31, 2003, 1,500,000 stock options expired unexercised.   As of December 31, 2003, there were 4,300,000 stock options unexercised and outstanding.

In April 2003, the 2003 Stock Option Plan A was implemented.  In August 2003, the 2003 Stock Option Plan B was implemented.  In October 2003, the 2003 Stock Option Plan C was implemented.  In February 2004, the 2004 Stock Option Plan A was implemented.  Up to 10,000,000 shares of the our common stock may be issued under each plan.  A copy of each of the respective Stock Option Plans are included in this report as Exhibits 10.17 to 10.21 inclusive.

Subsequent to the year ended December 31, 2003, stock options totaling 4,000,000 with an exercise price of $0.035 were issued to Jason Gigliotti and Nolan Moss, the exercise price on 2,000,000 of these stock options were later adjusted from $0.03.  Stock options totaling 4,750,000 with an exercise price of $0.03 were issued to Graeme Sewell, Stephen Amdahl, Negar Towfigh and David Stadnyk.  Stock options totaling 2,000,000 with an exercise price of $0.025 were issued to Nolan Moss.

Dividends. There have been no cash or stock dividends declared on our common stock. Dividends are declared at the sole   discretion of our Board of Directors.

Recent Sales of Unregistered Securities.  During the period October 1, 2003 to December 31, 2003, we did not sell any securities that were not registered under the Securities Act other than the following:

In September 2003, we entered into a letter agreement with Pemberton Energy Ltd. whereby we may purchase an option to acquire a 45% working interest in Tomahawk Prospect in considertaion for 250,000 shares of our common stock. In October 2003, our board of directors approved the share issuance pursuant to the agreement and 250,000 restricted common shares were issued.

Stock Repurchases. During the period October 1, 2003 to December 31, 2003, we did not do any repurchases of our common stock.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

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

Liquidity and Capital Resources.

For the period ending December 31, 2003, we had a working capital deficit of $68,305 compared to a working capital deficit of $171,882 at December 31, 2002.  We have been financing our operations primarily from loans.  We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations.    There is no guarantee that we will be successful in arranging the required financing.

Our total assets increased from $35,337 at December 31, 2002 to $87,422 at December 31, 2003, mainly due to the increase in our working interest in oil and gas properties.  Due to the sale of our subsidiary, PPI, our net liabilities from discontinued operations decreased from $210,330 at December 31, 2002 to nil at December 31, 2003.

We have a 2.5% net revenue interest in the Z1 well and a 3.9% net revenue interest in Z2 well located on the Green Ranch Prospect.  Both wells are currently producing oil and gas revenue.  We have elected to go non-consent on the third well , the C-1 Well.  Therefore we will  incur no costs of drilling this well and we will only start receiving revenue from this well after 500% of our portion of the drilling costs are recovered before we can collect out interest in the C-1 Well.  We do not expect to have any cash commitments on this project during the year ending December 31, 2004.

We have a 3.5% working interest and a 2.45% net revenue interest the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is completely contingent on our  partners' decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.  We expect to have approximately $4,000 in cash commitments on this project during the December 31, 2004.

We have an option to acquire a 45% working interest in the Tomahawk Prospect.  Our ability to start drilling on this project is contingent on our majority partners' decision of when to begin drilling, our partners' ability to meet their future cash calls and our ability to meet our future cash calls. We may not be able to ever drill this property based upon our partners' inability to raise the necessary funds.  We do not expect to have any cash commitments on this project for the year ending December 31, 2004, unless our partner decides to and is able to begin drilling on this prospect.

We have a 1% working interest and a 0.8% net revenue interest  in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas.  We have drilled three wells on this property, the Kinder #1 Well, the Martex Ima Bridges #2 Well and the Wimberly #5 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  The Kinder #1 Well is awaiting crews to be fraced and tested. The Wimberley #5 Well has been drilled and bond logs have been run.  The operator is organizing crews and acidization, perforating and fracing are scheduled to commence shortly.  We plan on drilling four more wells on this prospect.  Our ability to continue with this project is contingent on being able to meet future cash calls.  Our cash commitments on this project during the period ending December 31, 2004 will be $16,718 to drill five wells, which was paid on February 6, 2004.

We have a 0.375% net revenue interest in the Manahuilla Creek Prospect.  The operator on the property is currently preparing the drill pad and drilling is expected to commence shortly.   The plan of operation is to drill one well on this prospect and if it is successful to continue drilling more wells.  However, if the first well is not successful, we do not expect to drill further wells on the Manahuilla Creek Prospect.  We expect to have in cash commitments of approximately $5,000 per well on each to be drilled on this project during the year ending December 31, 2004.

Results of Operations.

We have realized $16,828 in revenue from operations for the year ended December 31, 2003 compared to $532 for the year ended December 31, 2002.  The increase was due to our having more producing wells throughout the year instead, compared to receiving revenue from fewer sources during part of the year ended December 31, 2002.  The Statement of Operations for the year ended December 31, 2003 indicate a net loss of $956,243, compared to a net loss of $950,075 for the fiscal year ended December 31, 2002.

For the year ended December 31, 2002, we had total expenses from operations of $950,607. For the year ended December 31, 2003, we had total expenses of $1,173,735. The increase of $223,128 resulted primarily from an increase in consulting expenses due to the issuance of common shares for consulting services rendered and the exercise of stock options. Consulting expenses at December 31, 2003 were $979,993 compared to $735,000 at December 31, 2002, the majority of these expenses were paid in shares of our common stock and stock options.

We have not realized a significant revenue from operations.  We do expect to generate revenue from the Green Ranch Prospect and the Martex Prospect during the 2004 fiscal year, though we cannot predict the amount of revenue that may be generated.

Plan of Operation. We have not received any significant revenue from operations during any of the three fiscal years immediately prior to the filing of this Report on Form 10-KSB. We currently have cash reserves of $7,747, which even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our common stock.

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

Funding for our operations may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Risks Associated with Operations and Expansion. We hope to enter into arrangements whereby we will acquire equity interests in oil and gas properties. However, there are certain risks associated with the oil and gas business, including, but not limited to, severe fluctuations in oil and gas prices, strict regulatory requirements, uncertainty of oil and gas reserves and severe market fluctuations. There can be no assurance that such risks will not have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

Item 7. Financial Statements

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Financial Statements

December 31, 2003

WILLIAMS & WEBSTER, P.S.

Certified Public Accountants

Bank of America Financial Center

601 W. Riverside, Suite 1940

Spokane, WA  99201

(509) 838-5111

MICRON ENVIRO SYSTEMS, INC.

INDEPENDENT AUDITORS' REPORT

F-1

FINANCIAL STATEMENTS

Balance Sheets

F-2

Statements of Operations

F-3

Statement of Stockholders' Equity (Deficit)

F-4

Statements of Cash Flows

F-5

NOTES TO THE FINANCIAL STATEMENTS

F-6

Board of Directors

Micron Enviro Systems, Inc.

Vancouver, British Columbia

Canada

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Micron Enviro Systems, Inc. (an exploration stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from May 29, 2001 (inception of exploration stage) to December 31, 2003. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. as of December 31, 2003 and 2002, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended, and for the period from May 29, 2001 (inception of exploration stage) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations.  The Company has negative working capital and recurrent losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 25, 2004

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
	December 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$7,747	$115
Revenue receivable - oil and gas	3,819	532
TOTAL CURRENT ASSETS	11,566	647

OTHER ASSETS
Note receivable from shareholder
less reserve of $6,922 for uncollectible amount	-	2,846
Working interest in oil and gas property	72,179	31,444
Property, net of depreciation	3,143	-
Other assets	534	400
TOTAL OTHER ASSETS	75,856	34,690

TOTAL ASSETS	$87,422	$35,337

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$61,236	$47,731
Loans from shareholders and affiliated entities	18,635	62,846
Other loans payable	-	61,952
TOTAL CURRENT LIABILITIES	79,871	172,529

NET LIABILITIES OF DISCONTINUED OPERATIONS	-	201,330

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 60,716,166 and 22,466,166 shares
issued and outstanding, respectively	60,716	22,466
Additional paid-in capital	3,997,616	2,353,300
Stock options	86,000	384,000
Subscriptions receivable	(82,250)	-
Pre-exploration stage accumulated deficit	(874,762)	(874,762)
Accumulated deficit during exploration stage	(3,179,769)	(2,223,526)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,551	(338,522)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$87,422	$35,337

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

				Period from
				May 29, 2001
				(Inception of
				Exploration Stage)
	Year Ended		Year Ended	to
	December 31,		December 31,	December 31,
	2003		2002	2003

REVENUES - Oil and gas	$16,828		$532	$17,360

COST OF REVENUES	11,209		-	11,209

GROSS PROFIT	5,619		532	6,151

EXPENSES
Exploration expense	36,528		13,697	605,575
Directors' fees	45,000		150,000	195,000
Consulting	979,993		735,000	2,134,744
Legal and accounting	43,437		33,993	118,215
General and administrative	68,777		17,917	132,435
TOTAL EXPENSES	1,173,735		950,607	3,185,969

LOSS FROM OPERATIONS	(1,168,116)		(950,075)	(3,179,818)

OTHER INCOME (EXPENSE)
Internal gain on sale of securities	10,543		-	10,543
Financing expense	-		-	(50,000)
Agreement liquidation cost	-		-	(17,500)
TOTAL OTHER INCOME (EXPENSE)	10,543		-	(56,957)

LOSS BEFORE INCOME TAXES	(1,157,573)		(950,075)	(3,236,775)

INCOME TAX EXPENSE	-		-	-

LOSS FROM CONTINUING OPERATIONS	(1,157,573)		(950,075)	(3,236,775)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net	201,330		-	57,006

NET LOSS	$(956,243)		$(950,075)	$(3,179,769)

NET EARNINGS (LOSS) PER COMMON SHARE,
BASIC AND DILUTED
Continuing operations	$(0.04)		$(0.05)
Discontinued operations	$0.01	$	nil
NET LOSS PER COMMON SHARE	$(0.03)		$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	39,754,083		20,001,166

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock						Total

	Number		Additional	Subscriptions		Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	Stock Options	Deficit	Deficit

Balance, January 1, 2001	7,702,703	$7,703	$284,987	$-	$-	$(844,452)	$(551,762)

Issuance of common stock for debt at
an average of $0.28 per share	2,313,463	2,313	647,263	-	-	-	649,576

Issuance of common stock for working interest
in oil and gas property at $0.10 per share	5,000,000	5,000	495,000	-	-	-	500,000

Issuance of common stock for personal
guarantees at $0.25 per share	200,000	200	49,800	-	-	-	50,000

Issuance of common stock for consulting fees
at $0.25 per share	1,650,000	1,650	410,850	-	-	-	412,500

Net loss for the year ended December 31, 2001	-	-	-	-	-	(1,303,761)	(1,303,761)

Balance, December 31, 2001	16,866,166	16,866	1,887,900	-	-	(2,148,213)	(243,447)

Issuance of common stock for consulting fees
at an average of $0.09 per share	5,600,000	5,600	465,400	-	-	-	471,000

Issuance of stock options for consulting and directors'
fees at an average of $0.06 per share	-	-	-	-	384,000	-	384,000

Net loss for the year ended December 31, 2002	-	-	-	-	-	(950,075)	(950,075)

Balance, December 31, 2002	22,466,166	22,466	2,353,300	-	384,000	(3,098,288)	(338,522)

Issuance of stock options for consulting fees	-	-	-	-	76,000	-	76,000

Issuance of common stock for exploration expense	250,000	250	12,250	-	-	-	12,500

Change in estimate of FMV of stock options	-	-	256,000	-	(256,000)	-	-

Issuance of common stock for exercise of options
and cash of $118,000	5,900,000	5,900	112,100	-	(118,000)	-	-

Issuance of common stock for the immediate exercise
of stock options for cash of $387,957 and
subscriptions receivable for consulting fees
at an average of $0.03 per share	30,600,000	30,600	1,220,466	(82,250)	-	-	1,168,816

Issuance of common stock for the immediate exercise
of stock options for cash of $45,000 for directors
fees at an average of $0.027 per share	1,500,000	1,500	43,500	-	-	-	45,000

Net loss for the year ended December 31, 2003	-	-	-	-	-	(956,243)	(956,243)

Balance, December 31, 2003	60,716,166	$60,716	$3,997,616	$(82,250)	$86,000	$(4,054,531)	$7,551

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			May 29, 2001
			(Inception of
			Exploration Stage)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(956,243)	$(950,075)	$(3,179,769)
Loss (gain) from discontinued operations	(201,330)	-	(57,006)

Loss from continuing operations	(1,157,573)	(950,075)	(3,236,775)
Adjustments to reconcile net loss to net cash used
by operating activities:
Allowance for bad debt	-	-	6,922
Depreciation and amortization	517	-	517
Stock issued for exploration expense	12,500	-	12,500
Stock issued for debt and personal guarantees	-	-	181,638
Stock issued for working interest in oil and gas property	-	-	500,000
Stock options exercised for consulting fees	652,316	471,000	1,535,816
Stock options issued for directors' fees	-	150,000	150,000
Stock options issued for consulting fees	76,000	234,000	310,000
Decrease in notes receivable, net	2,846	-	2,846
Increase in revenue receivable	(3,287)	(532)	(3,819)
Increase in accounts payable	13,505	15,254	57,022
Net cash used by operating activities	(403,176)	(80,353)	(483,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets	(3,794)	(400)	(4,194)
Purchase of working interest in oil and gas property	(40,735)	(21,444)	(62,179)
Net cash used by investing activities	(44,529)	(21,844)	(66,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	550,957	-	550,957
Gain on related party sale of stock	10,543	-	10,543
Loans from shareholders and affiliated entities	(44,211)	60,000	15,789
Increase (decrease) in other loans payable	(61,952)	41,905	(20,047)
Net cash provided by financing activities	455,337	101,905	557,242

Change in cash	7,632	(292)	7,536

Cash, beginning of period	115	407	211

Cash, end of period	$7,747	$115	$7,747

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for exploration expense	$12,500	$-	$12,500
Stock issued for debt and personal guarantees	$-	$-	$181,638
Stock issued for working interest in oil and gas property	$-	$-	$500,000
Stock options exercised for consulting fees	$652,316	$471,000	$1,535,816
Stock options issued for directors' fees	$-	$150,000	$150,000
Stock options issued for consulting fees	$76,000	$234,000	$310,000

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter "the Company"), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil.  Later, the Company redirected its assets to acquiring an existing high tech manufacturing business.  In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.).  During the year ending September 30, 2000, these assets were sold to a related party.

From February 1999 until December 2000, the Company operated a subsidiary in Alberta, Canada called Pinnacle Plastics Inc., which manufactured plastic storm and wastewater recharging chamber systems.  This subsidiary was discontinued in 2000 and subsequently sold in December 2003.

On May 29, 2001, the Company's board of directors signed a participation agreement to purchase a working interest in an oil and gas well.  From the date of this transaction, the Company has been deemed an oil and gas company in the exploration stage. See Note 3.

The Company maintains an office in Vancouver, British Columbia, Canada. The Company's year end is December 31.

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

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  As the Company accounts for stock-based compensation using SFAS No. 123, the adoption of SFAS No. 148 has no material impact on the Company's financial condition or results of operations.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive.  As of December 31, 2003, the Company had stock options outstanding, equivalent to 4,300,000 common stock shares.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments

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

December 31, 2003

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

At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding December 31, 2003 and 2002, they were not included in the calculation of earnings per share, because the Company's continuing losses makes them considered to be anti-dilutive.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and 2002.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52.  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered material recurring losses from operations since inception. At December 31, 2003 the Company has an accumulated deficit of $3,179,769, during its exploration stage, negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Property and Equipment

Property and equipment are recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets. In the years ended December 31, 2003, depreciation expense was $517.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

At December 31, 2003, the Company had net deferred tax assets of approximately $2,400,000 calculated at an expected rate of 34%, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003.  The significant components of the deferred tax asset at December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002
Net operating loss carryforward	$2,400,000	$1,300,000
Stock options issued under a non-qualified plan:
For the year ended December 31, 2003	$800,000	$900,000

Deferred tax asset	$850,000	$450,000
Deferred tax asset valuation allowance	$(850,000)	$(450,000)

At December 31, 2003 and 2002, the Company has net operating loss carryforwards of approximately $2,400,000 and $1,300,000, respectively, which expire in the years 2018 through 2023.  The Company recognized approximately $800,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2003 to 2002 was $400,000.

Revenue Recognition

Since entering the exploration stage, the Company recognized its first revenues during the year ended December 31, 2002.  Oil and gas revenues are recognized once realization of cash payments to be received from oil and gas working interests has been determined. Oil and gas revenues are recorded using the sales method.  Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES

Stephens County, Texas

In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.  In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company's net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

Drayton Valley, Alberta

In September 2003, the Company entered into a letter agreement with Pemberton Energy Ltd. whereby the Company may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,00 shares of the Company's common stock. In October 2003, the Company's board of directors approved the issuance of shares per the agreement.

Jack and Palo Pinto County, Texas

In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc., whereby the Company will pay $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project. The agreement also includes the re-entry and re-completion of Martex Ima Cridges well and the Kinder well.  Furthermore, in 2003, the Company paid $6,945 for 1% of all turnkey and recompletion costs attributed to the project.

Kern County, California

In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500. In the year ended December 31, 2003, the well was plugged and abandoned.

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

Muskogee County, Oklahoma

In October 2003, the Company entered into an agreement with Warpath Energy, Inc., whereby the Company may incur 5% of the costs of acquisition and work-over, estimated to be $17,500, for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma. In the year ended December 31, 2003, the operator, Warpath Energy, Inc., was unable to secure financing under the contract and the lease owner sold the property. This transaction terminated the agreement with Micron.

NOTE 4 - RELATED PARTY TRANSACTIONS

In 2002, the accompanying financial statements include a former shareholder note receivable in the amount of $2,846, which was unsecured, noninterest bearing, and had no stated maturity.  During the year ended December 31, 2003, the note was written off as uncollectible.

Certain shareholders have loaned funds and paid expenses on behalf of the Company.  The former president and a current shareholder of the Company is also the former president and shareholder of Tangle Creek Cattle Co.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.

During the year ended December 31, 2003, directors and an officer realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company, the realized gains, which are recorded as other income in the amount of $10,543 in the accompanying financial statements.

NOTE 5 - SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	December 31, 2003	December 31, 2002
Krause Chemical, Ltd.	$-	$60,000
Tangle Creek Cattle Co.	-	2,846
Graeme Sewell	17,302	46,825
Jason Gigliotti	1,333	15,127
Total loans	$18,635	$124,798

These amounts are uncollateralized, bear no interest and have no specific maturity.

NOTE 6 - COMMON STOCK

In 2003, the Company issued 36,500,000 shares from the exercise of stock options for $550,957 cash, $82,250 subscriptions receivable, and $652,316 for consulting services. The Company also issued 1,500,000 shares of common stock for the exercise of options for directors' fees of $45,000 and 250,000 share for exploration expense for $12,500.

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

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

NOTE 7 - STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter SFAS No. 123), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

The fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options for 2003: risk-free interest rate of 4%, volatility of 82% and a life ranging from 3 months to 5 years.

For the year ended December 31, 2003, 24,900,000 stock options were issued to consultants for services rendered, and 26,150,000 stock options were exercised.

In January 2003, the exercise prices on two blocks of stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively.  In April 2003, the exercise price on stock options totaling 1,500,000 was adjusted from $0.04 to $0.025. In September 2003, the exercise price on stock options totaling 1,300,000 was adjusted from $0.08 to $0.0375. In December 2003, the exercises price on stock options totaling 1,000,000 and 500,000 were adjusted from $0.036 to $0.027 and $0.04 to $0.027, respectively. No additional expense resulted from the repricing of the exercise prices of the aforementioned options.

In accordance with SFAS No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options for 2002:  risk-free interest rate of 5%, volatility of 108% and a life of 5 years.

During 2002, the Company granted various officers, directors and consultants 6,400,000 options with an expiration date of June 26, 2007 and an exercise price of $0.08 per share as compensation.  The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculation was $384,000.

In April 2003, the 2003 Stock Option Plan A was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued. In August 2003, the 2003 Stock Option Plan B was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued.  In October 2003, the 2003 Stock Option Plan C was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued. Subsequent to year end, the 2004 Stock Option Plan was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

The following is a summary of stock options:

	Shares		Weighted Average ExercisePrice
Outstanding at January 1, 2002		$ $
Granted	6,400,000		0.08
Outstanding and exercisable at December 31, 2002	6,400,000		0.08

Outstanding at January 1, 2003	6,400,000		$0.08
Granted	26,050,000		0.02
Exercised	(26,650,000)		0.02
Expired	(1,500,000)		0.02
Outstanding and exercisable at December 31, 2003	4,300,000		$0.02

Weighted average fair value of options granted during the period ended December 31, 2003			$0.02

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	1,150,000	$0.02	200,000
2003 Nonqualified Stock Option Plan A	-	$0.00	-
2003 Nonqualified Stock Option Plan B	1,500,000	$0.02	-
2003 Nonqualified Stock Option Plan C	1,650,000	$0.02	7,350,000
Total	4,300,000		7,550,000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Liabilities of Discontinued Pinnacle Plastics, Inc. ("PPI")

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

The balance of PPI's liabilities appeared to be debts in the name of PPI rather than in the Company's name.  At March 31, 2003, the Company reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  In December 2003, the Company sold the stock of Pinnacle Plastics, Inc. and received confirmation from the Bank of Nova Scotia, that the

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2003

bank loan could not be asserted as an obligation of Micron. Assurances were given by the bank and the Company's outside counsel that the matter was settled with the sale, with no further recourse to the Company. As a result of these assurances, the Company removed the aforementioned $201,330 from its balance sheet at December 31, 2003 and recorded a gain from discontinued operations in the same amount.

Consulting Agreements

As of December 31, 2003, all prior consulting agreements entered into by the Company have been cancelled with any prepaid amounts having been retained by the affected consultants and any amounts owed to the consultants having been subsequently paid per the contracts.

NOTE 9 - SUBSEQUENT EVENTS

Stock Transactions

Subsequent to December 31, 2003, 10,750,000 stock options were issued for services.  The options have exercise prices of $0.025 to $0.035 per share and a three-month to one-year exercise period.  Also, 5,600,000 stock options were exercised subsequent to the end of the year.

Participation Agreement

In February 2004, the Company entered into a participation agreement with The Cumming Company, Inc., whereby the Company will pay $750 for a 1% working interest and a 0.8% net revenue interest in the Martex Five Well Development, an oil and gas leasehold in Jack and Palo Pinto Counties, Texas. The agreement requires Micron to pay 1% of all turnkey and re-completion costs of $15,968, which have subsequently been paid.

Consulting Agreement

In February 2004, the Company entered into a six-month agreement with an individual to provide consulting services. Compensation of 500,000 shares of common stock at the beginning of the contract, 500,000 shares of common stock at the completion of the contract, and 2,000,000 nonqualified stock options at an exercise price of $0.03 per share with a two-month expiration date are to be given.

Participation Agreement

In February 2004, the Company entered into an agreement with Fairchild International Corporation to acquire a 0.375% net revenue interest in an oil and gas property, the Manahuilla Creek Prospect located in Goliad County, Texas, for consideration of $1,500, incurring 0.5% and 0.375% of the costs associated with the test well operations and development of program lands, respectively.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of December 31, 2003.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(b) Changes in Internal Control Over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Bernard McDougall	56	President & Director
Stephen J. Amdahl	58	Director
Conrad Clemiss	35	Director
Negar Towfigh	31	CFO & Secretary

Bernard McDougall, who has also used the name Bernard Urry, is 56 years old.  Since September 20, 2001, he has been our president and a director.  He currently resides in Vancouver, British Columbia, Canada.  From 1977 to the present Mr. McDougall has owned and operation his own meat distribution business.  Mr. McDougall is not a director or officer of any other reporting issuer.

Stephen Amdahl is 58 years old. Since September 20, 2001, he has been one of our directors. He currently resides in Portland, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969.  From July 2001 to present he has served as president of Lo Tech Pharmaceuticals located in Las Vegas, Nevada..  From November 1998 to present he has also served as president of Lo Tech Pharmaceuticals of Oregon, Inc.  From February 1995 to October 1999 he served as a Vice President of Simulator Systems, located in Portland, Oregon.  He is not an officer or director of any other reporting issuer.

Conrad Clemiss is 35 years old.  Since May 2002, he has been one of our directors.  He has over 17 years of experience in the securities industry.  Since 1995, he has been a director and officer of First Goldwater Resources Inc.  He has been a director of Golden Patriot, Corp. since March 1999 and its president since September 2003.   Mr. Clemiss has knowledge and experience of the workings of publicly traded companies, specifically in the areas of investor relations and business development.  Besides First Goldwater Resources Inc. and Golden Patriot, Corp., he is not an officer or director of any other reporting issuer.

Negar Towfigh is 31 years old.  She has been our Secretary since May 28, 2002 and our Chief Financial Officer since June 7, 2002.  From May 4, 2000 to the present, she has served as a director of Habanero Resources Inc.  She has been the Corporate Secretary of Golden Patriot, Corp. since February 19, 1999.  Ms. Towfigh runs her own consulting firm, where she specializes in consulting and structuring start-up companies.  She graduated from the University of British Columbia with a Bachelor of Commerce in Finance in 1995.  Besides Habanero Resources Inc. and Golden Patriot, Corp., she is not an officer or director of any other reporting issuer.

Family Relationships. There are no family relationships among our directors and officers.

Involvement in Certain Proceedings.  During the last five years none of our officers or directors have been involved in any events that are material to an evaluation of the ability or integrity of these persons.

Audit Committee. We do not currently have an audit committee.

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2003, except as set forth below.

Bernard McDougall was required to file a Form 4 in connection with the exercise of stock options by July 3, 2003, however he filed it on July 21, 2003 and amended it the next day.  Negar Towfigh was required to file Form 4's in connection with the exercise of stock options by May 23, 2003 and August 14, 2003, however she filed the Form 4's on May 27, 2003 and August 19, 2003, respectively.  Conrad Clemiss was required to file a Form 4 in connection with the exercise of stock options by September 12, 2003, however he filed it on September 16, 2003.

Code of Ethics. We have not yet adopted a code of ethics due to a lack of resources to do so but we plan to do so during the next fiscal year.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $100,000 during the years ending December 31, 2003, 2002 and 2001.

	Annual Compensation			Payouts
Name and Principal Position	Year	Salary($)	Bonus ($)	Securities Underlying Options/ SARs (#)
Bernard McDougall	2003	0	0	1,000,000
President & Director	2002	0	0	1,000,000
	2001	0	0	0

Compensation of Directors. Our directors who are also employees receive no extra compensation for their service on our Board of Directors other than the grant of stock options.

During the year ended December 31, 2003, Bernard McDougall and Conrad Clemiss were granted 1,000,000 stock options and 500,000 stock options, respectively, for services rendered as our directors with an exercise price of $0.0375 that expired, unexercised on March 23, 2004.  Stephen Amdahl was not granted any options during the year ended December 31, 2003.

Employment Contracts. We have not entered into any employment contracts with any named executive officer.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our Named Executives for the year ended December 31, 2003:

	Individual Grants
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date
Bernard McDougall	1,000,000	3.8%	0.0375	0.045	March 23, 2004

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for our Named Executives held by them at December 31, 2003:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Bernard McDougall	1,000,000	5,600	1,000,000/Nil	Nil/Nil

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class…
$0.001 Par Value Common Stock	Bernard McDougall	1,350,000 	2.2
$0.001 Par Value Common Stock	Conrad Clemiss	500,000‚	0.8
$0.001 Par Value Common Stock	Stephen Amdahl	500,000ƒ	0.8
$0.001 Par Value Common Stock	Negar Towfigh	650,000„	1.1
$0.001 Par Value Common Stock	All officers and directors as a group	3,000,000	4.7

Mr. McDougall has the right to acquire 1,000,000 common shares from the exercise of options within 60 days of the date of this table.

‚Mr. Clemiss has the right to acquire 500,000 common shares from the exercise of options within 60 days of the date of this table.

ƒMr. Amdahl has the right to acquire 1,000,000 common shares from the exercise of options within 60 days of the date of this table.

„ Miss. Towfigh has the right to acquire 650,000 common shares from the exercise of options within 60 days of the date of this table.

… Based upon 60,716,166 common shares outstanding as of December 31, 2003 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	4,300,000	$0.02	7,550,000
Total	4,300,000	$0.02	7,550,000

Item 12. Certain Relationships and Related Transactions.

Transactions with Promoters. There were no transactions with promoters.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

There was a former shareholder note receivable in the amount of $2,846, which was unsecured, non-interest bearing, and had no stated maturity.  During the year ended December 31, 2003, the note was written off as uncollectible.

Certain previous shareholders including Graeme Sewell and Jason Gigloitti have loaned funds and paid expenses on our behalf.  Rodney Hope, the former president and one of our current shareholders is also the former president and shareholder of Tangle Creek Cattle Co.

We occupy office space provided by one of our officer's.  In March 2003, we reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.

We have also issued options to various directors and officers during the year ended December 31, 2003, please refer to the Stock Option section under Item 5 for further detail.

During the year ended December 31, 2003, two of our directors and an officer realized gains from the sale of personal holdings of our common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors and officer remitted the realized gains to us, which are recorded as other income in the amount of $10,543.

In March 2003, we entered into a participation agreement with Patch Energy Inc.  This is a related party transaction as the president of Patch Energy Inc., David Stadnyk, is also one of our consultants.   We subsequently entered into a participation agreement with Habanero Resources Inc., whereby we assigned them 30% of our interest.  Habanero Resources Inc. is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.

In October 2002, we entered into an assignment agreement with First Goldwater Resources Inc., whereby we acquired a working interest the 12-10 Well located in Kern County, California.  This is a related party transaction a Conrad Clemiss is one of our directors and he is on the board for First Goldwater Resources Inc. as well as being one of their directors.  At the time this transaction was entered into Negar Towfigh, our secretary, was also an officer of First Goldwater Resources Inc.

Item 13. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.

3.1       Articles of Incorporation

           (Charter Document)

3.2       Amendment to Articles of Incorporation

3.3       Bylaws

10.1    Assignment Agreement with First Goldwater Resources Inc. dated October 7, 2002 ‚

10.2

Participation Agreement with Warpath Energy Inc.ƒ

10.3

Participation Agreement with Krause Chemical Ltd. dated February 4, 2002‚

10.4

Amended Participation Agreement with Krause Chemical Ltd. dated November 27, 2002‚

10.5

Participation Agreement with Patch Energy Inc. dated March 27, 2003 ‚

10.6

Participation Agreement with Habanero Resources Inc. dated  May 30, 2003 ‚

10.7

Letter Agreement with Pemberton Energy dated September 24, 2003 ƒ

10.8

Participation Agreement with the Cumming Company dated September 2, 2003 ƒ

10.9

Stock Purchase Agreement Radical Capital Ltd. on December 15, 2003

10.10

Assignment Agreement with Fairchild International Corporation dated February 23, 2004

10.11

Participation Agreement with the Cumming Company dated February 2, 2004

10.12

Amended Consulting Agreement with Nolan Moss dated May 1, 2002„

10.13

Amended Consulting Agreement with Graeme Sewell dated May 1, 2002„

10.14

Amended Consulting Agreement with Jason Gigliotti dated May 1, 2002„

10.15

Consulting Agreement with David Stadnyk dated March 28, 2003 ‚

10.16

Consulting Agreement with David Stadnyk dated February 23, 2004

10.17

2002 Non-Qualified Stock Option Plan …

10.18

2003 Non-Qualified Stock Option Plan ‚

10.19

2003B Non-Qualified Stock Option Plan †

10.20

2003C Non-Qualified Stock Option Plan ‡

10.21

2004 Non-Qualified Stock Option Plan ˆ

11.

Statement Re: Computation of Per Share Earnings (Loss) ‰

23.1

Consent of Auditors

31.1

Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to

 Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant  to

 Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to

 Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to

 Section 906 of the Sarbanes-Oxley Act of 2002

 Previously filed as Exhibits to Registration Statement on Form 10-SB on May 13, 1999

‚ Previously filed as Exhibits to our Amended Annual Report on Form 10-KSB/A on April 11, 2003.

ƒ Previously filed as Exhibits to our Amended Quarterly Report on Form 10-QSB/A on November 25, 2003.

„ Previously filed as Exhibits to Amended Registration Statements on Form S-8/A on May 2, 2002

… Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB on August 13, 2002, and incorporated herein by this reference.

† Previously filed as an Exhibit to our Registration Statement on Form S-8 on August 20, 2003

‡ Previously filed as an Exhibit to our Registration Statement on Form S-8 on November 12, 2003, and incorporated herein by this reference.

ˆ Previously filed as an Exhibit to our Registration Statement on Form S-8 on March 10, 2004, and incorporated herein by this reference.

‰ Incorporated in the Financial Statements for the year ending December 31, 2003 in this Report

(b) Reports on Form 8-K

Twelve form 8-Ks were filed during the last quarter of the period covered by the financial statements.

On October 8, 2003, we reported that drilling on the Martex Prospect in Palo Pinto and Jack Counties, Texas had begun.

On October 14, 2003, we reported that drilling on the Kinder #1 well on the Martex Prospect had reached a depth of 3,200 feet.

On October 16, 2003, we reported that drilling on the first well of the Martex Prospect, the Kinder #1 well, had been completed to a depth of 4,850 feet.   The next phase for this first well is to set casing, then to perforate and production test the well.

On October 24, 2003, we reported that we had negotiated a 40 well oil and gas rework program in Muskogee County, Oklahoma and we had subscribed for a 5% working interest in this play.

On November 4, 2003, we reported that we had been informed by the operator that logs completed on the Kinder #1 well on the Martex Prospect indicated a substantial pay zone of 150 feet from 4,724 feet to 4,874 feet within our primary target.

Also, on November 4, 2003, we reported that we had been informed by the operator that surface casing was being set to a depth of 300 feet on the Ima #2 well, the second well on the Martex Prospect.

On November 6, 2003, we reported that we had entered into an agreement to acquire a 45% working interest in a multi-well oil prospect located in Drayton Valley, Alberta.

On November 25, 2003, we reported that we were in the final stages of negotiations on a multi-well drill program in Texas and we were awaiting the results of the Ima #2 well.

On December 3, 2003, we reported that have been informed by the operator that drilling had been successfully completed on the Ima #2 well and that a significant pay zone of 96 feet was established by interpretation of the logs and will be fraced as soon as the equipment and crews are mobilized.

On December 16, 2003, we reported that we had been informed by the operator that the frac of the Ima #2 well had been scheduled for December 22, 2003.

On December 22, 2003, we reported that the frac of the Ima #2 well was scheduled for that day.

On December 24, 2003, we reported that the operator had informed us that the frac on the Ima #2 well had been successfully completed and the well was flowing back the frac fluids.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit services consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings.  During fiscal year 2002 and 2003, audit fees paid to Williams & Webster, P.S. were $14,936 and $13,869, respectively.

We do not have an audit committee.

Tax Fees

Williams & Webster, P.S. did not provide us with any tax consulting or related services.

Our Principal Executive Officer and our Principal Financial Offer considered and authorized all services provided by Williams & Webster, P.S.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Enviro Systems, Inc., a Nevada corporation

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director April 5, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	April 5, 2004
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	April 5, 2004
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	April 5, 2004
By: /s/ Conrad Clemiss Conrad Clemiss Director	April 5, 2004