Form 10QSB
period 2004-03-31
MICRON ENVIRO SYSTEMS INC
filed 2004-05-17
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

604-646-6903

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes   (   ) No

There were 70,816,166 common shares outstanding of as of May 17, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.

FINANCIAL STATEMENTS

Balance Sheets                                                                                        1

Statements of Operations                                                                         2

Statements of Cash Flows                                                                       3

CONDENSED NOTES TO THE FINANCIAL STATEMENTS                      4

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,
	2004	December 31,
	(unaudited)	2003

ASSETS
CURRENT ASSETS
Cash	$2,442	$7,747
Prepaid expense	1,770	-
Revenue receivable - oil and gas	3,013	3,819
TOTAL CURRENT ASSETS	7,225	11,566

OTHER ASSETS
Working interest in oil and gas property	72,179	72,179
Property, net of depreciation	10,008	3,677
TOTAL OTHER ASSETS	82,187	75,856

TOTAL ASSETS	$89,412	$87,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$93,134	$61,236
Loans from shareholders and affiliated entities	14,881	18,635
TOTAL CURRENT LIABILITIES	108,015	79,871

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 67,816,166 and 60,716,166 shares
issued and outstanding, respectively	67,816	60,716
Additional paid-in capital	4,321,766	3,997,616
Stock options	67,325	86,000
Subscriptions receivable	(123,750)	(82,250)
Pre-exploration stage accumulated deficit	(874,762)	(874,762)
Accumulated deficit during exploration stage	(3,476,998)	(3,179,769)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,603)	7,551

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$89,412	$87,422

See accompanying condensed notes to these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
					Period from
					May 29, 2001
					(Inception of
		Three Months		Three Months	Exploration Stage)
		Ended		Ended	to
		March 31,		March 31,	March 31,
		2004		2003	2004
		(unaudited)		(unaudited)	(unaudited)

REVENUES - Oil and gas		$3,708		$207	$21,068

COST OF REVENUES		1,096		-	12,305

GROSS PROFIT		2,612		207	8,763

EXPENSES
Exploration expense		21,718		-	627,293
Directors' fees		8,175		-	203,175
Consulting		237,250		146,688	2,371,994
Legal and accounting		4,291		6,190	122,506
General and administrative		30,872		19,202	163,307
TOTAL EXPENSES		302,306		172,080	3,488,275

LOSS FROM OPERATIONS		(299,694)		(171,873)	(3,479,512)

OTHER INCOME (EXPENSE)
Internal gain on sale of securities		2,465		-	13,008
Financing expense		-		-	(50,000)
Agreement liquidation cost		-		-	(17,500)
TOTAL OTHER EXPENSE		2,465		-	(54,492)

LOSS BEFORE INCOME TAXES		(297,229)		(171,873)	(3,534,004)

INCOME TAX EXPENSE		-		-	-

LOSS FROM CONTINUING OPERATIONS		(297,229)		(171,873)	(3,534,004)

DISCONTINUED OPERATIONS
Gain from discontinued operations, net		-		-	57,006

NET LOSS		$(297,229)		$(171,873)	$(3,476,998)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations	$	nil		$(0.01)
Discontinued operations	$	nil	$	nil
NET LOSS PER COMMON SHARE	$	nil		$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		64,910,671		25,639,166

See accompanying condensed notes to these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 29, 2001
			(Inception of
	Three Months	Three Months	Exploration Stage)
	Ended	Ended	to
	March 31,	March 31,	March 31,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297,229)	$(171,873)	$(3,476,998)
Loss from discontinued operations	-	-	(57,006)
Loss from continuing operations	(297,229)	(171,873)	(3,534,004)
Adjustments to reconcile net loss to net cash used
by operating activities:
Allowance for bad debt	-	-	6,922
Internal gain on sale of securities	(2,465)	-	(2,465)
Depreciaton and amortization	559	-	1,076
Stock issued for exploration expense	-	-	12,500
Stock issued for consulting expense	17,500	-	17,500
Stock issued for debt and personal guarantees	-	-	181,638
Stock issued for working interest in oil and gas property	-	-	500,000
Stock options exercised for consulting fees	45,150	109,900	1,580,966
Stock options issued for directors' fees	8,175	-	158,175
Stock options issued for consulting fees	36,150	51,250	346,150
(Increase) in prepaid expense	(1,770)	-	(1,770)
Decrease in notes receivable, net	-	-	2,846
(Decrease) increase in revenue receivable	806	325	(3,013)
(Decrease) increase in accounts payable	31,898	(17,558)	88,920
Net cash provided (used) by operating activities	(161,226)	(27,956)	(644,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(6,890)	-	(11,084)
Purchase of working interest in oil and gas property	-	(18,658)	(62,179)
Net cash used by investing activities	(6,890)	(18,658)	(73,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	105,100	-	656,057
Payment of subscriptions receivable	59,000	-	59,000
Gain on related party sale of stock	-	-	10,543
Loans from shareholders and affiliated entities	(3,754)	2,500	12,035
Proceeds from shareholder on internal gain transaction	2,465	-	2,465
Increase (decrease) in other loans payable	-	47,500	(20,047)
Net cash provided by financing activities	162,811	50,000	(20,047)

Change in cash	(5,305)	3,386	2,231

Cash, beginning of period	7,747	115	211

Cash, end of period	$2,442	$3,501	$2,442

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for exploration expense	$-	$-	$12,500
Stock issued for debt and personal guarantees	$-	$-	$181,638
Stock issued for consulting expense	$17,500	$-	$17,500
Stock issued for working interest in oil and gas property	$-	$-	$500,000
Stock options exercised for consulting fees	$45,150	$109,900	$1,580,966
Stock options issued for directors' fees	$8,175	$-	$158,175
Stock options issued for consulting fees	$36,150	$51,250	$346,150

See accompanying condensed notes to these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

March 31, 2004

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2004, the Company has a deficit of $3,476,998 from the exploration stage and $874,762 for the pre-exploration stage, and has negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2003 Annual Report on Form 10-KSB.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

March 31, 2004

 Exploration Stage Activities

The Company entered the exploration stage on May 29, 2001 and is primarily engaged in the acquisition and exploration of oil and gas properties.  Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction.  The Company's accumulated deficit prior to entering the exploration stage was $874,762.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2004, the Company had stock options outstanding, equivalent to 6,900,000 common stock shares.

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

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES

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

Drayton Valley, Alberta

In September 2003, the Company entered into a letter agreement with Pemberton Energy Ltd. whereby the Company may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of the Company's common stock. In October 2003, the Company's board of directors issued the shares per the agreement.

Jack and Palo Pinto County, Texas

In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc., whereby the Company paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project. The agreement also includes the re-entry and re-completion of Martex Ima Cridges well and the Kinder well.  Furthermore, in 2003, the Company paid $6,945 for 1% of all turnkey and recompletion costs attributed to the project.

Kern County, California

In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500. In the year ended December 31, 2003, the well was plugged and abandoned and the Company's interest was written off.

Saskatchewan, Canada

In March 2003, the Company entered into a participation agreement with Patch Energy Inc., whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada.  In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.

During the three months ended March 2004, a director realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted the realized gains to the Company, which is recorded as other income in the amount of $2,465 in the accompanying financial statements.

NOTE 4 - SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	March 31, 2004	December 31, 2003
Loans from Graeme Sewell	$13,548	$17,302
Loans from Jason Gigliotti	1,333	1,333
Total loans from shareholders and affiliated entities	$14,881	$18,635

These amounts are uncollateralized, bear no interest and have no specific maturity.

NOTE 5 - COMMON STOCK

In the three months ended March 31, 2004, the Company issued 6,600,000 shares from the exercise of stock options for $105,100 cash, $100,500 for subscriptions receivable, and $41,500 for consulting services. The Company also issued 500,000 shares to a consultant for consulting services for $17,000.

In 2003, the Company issued 36,500,000 shares from the exercise of stock options for $550,957 cash, $82,250 subscriptions receivable, and $652,316 for consulting services. The Company also issued 1,500,000 shares of common stock for the exercise of options for directors' fees of $45,000 and 250,000 shares for exploration expense for $12,500.

NOTE 6 - STOCK OPTIONS

In accordance with Statement of Financial Accounting Standards No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options: for 2004, risk-free interest rate of 3%, volatility of 87% and a life ranging from 3 months to 1 year; for 2003, risk-free interest rate of 4%, volatility of 85% and a life ranging from 3 months to 5 years.

For the three months ended March 31, 2004, 10,750,000 stock options were issued to consultants and directors for services rendered, and 6,600,000 stock options were exercised.

For the year ended December 31, 2003, 24,900,000 stock options were issued to consultants for services rendered, and 26,150,000 stock options were exercised.

In January 2003, the exercise prices on two blocks of stock options totaling 2,500,000 and 2,600,000 were adjusted from $0.08 to $0.04 and $0.02, respectively.  In April 2003, the exercise price on stock options totaling 1,500,000 was adjusted from $0.04 to $0.025. In September 2003, the exercise price on stock options totaling 1,300,000 was adjusted from $0.08 to $0.0375. In December 2003, the exercise prices on stock options totaling 1,000,000 and 500,000 were adjusted from $0.036 to $0.027 and $0.04 to $0.027, respectively. No additional expense resulted from the repricing of the exercise prices of the aforementioned options.

In April 2003, the 2003 Stock Option Plan A was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued. In August 2003, the 2003 Stock Option Plan B was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued.  In October 2003, the 2003 Stock Option Plan C was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued. In February 2004, the 2004 Stock Option Plan was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued.

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2004	4,300,000	$0.08
Granted	10,750,000	0.03
Exercised	(6,600,000)	0.03
Expired
	(1,550,000)	0.03
Outstanding and exercisable at March 31, 2004
	6,900,000	$0.03

Weighted average fair value of options granted during the period ended March 31, 2004
		$0.01

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	1,150,000	$0.03	200,000
2003 Nonqualified Stock Option Plan C	2,350,000	$0.03	0
2004 Nonqualified Stock Option Plan	3,400,000	$0.03	6,600,000
Total	6,900,000		6,800,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The balance of PPI's liabilities appeared to be debts in the name of PPI rather than in the Company's name. At March 31, 2003, the Company reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  In December 2003, the Company sold the stock of Pinnacle Plastics, Inc. and received confirmation from the Bank of Nova Scotia, that the bank loan could not be asserted as an obligation of Micron. Assurances were given by the bank and the Company's outside counsel that the matter was settled with the sale, with no further recourse to the Company. As a result of these assurances, the Company removed the aforementioned $201,330 from its balance sheet at December 31, 2003 and recorded as part of a gain from discontinued operations.

Consulting Agreements

As of December 31, 2003, all prior consulting agreements entered into by the Company have been cancelled and any prepaid amounts having been retained by the affected consultants and any amount owed to the consultants have been subsequently paid per the contracts.

As of March 31, 2004, the Company entered into a six month consulting agreement with a consultant for 1,000,000 shares of common stock.

NOTE 8 - SUBSEQUENT EVENTS

Stock Transactions

Subsequent to March 31, 2004, 3,000,000 stock options were granted to directors and a consultant for services rendered.  The options have exercise prices of $0.03 per share and a three month exercise period.  Also, 3,000,000 shares of common stock were issued pursuant to the exercise of stock options to consultants for services rendered.

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the period ending March 31, 2004, we had a working capital deficit of $100,790 compared to a working capital deficit of $68,305 at December 31, 2003.  As of March 31, 2004, our cash and cash equivalents decreased to $4,212 from $7,747 at December 31, 2003. Cash used by operating activities amounted to $161,226, primarily attributable to the net loss of $297,229 offset by stock and stock option transactions. Cash used in investing activities amounted to $6,890, reflecting the purchase of assets. Financing activities provided $162,811 from the issuance of stock and payment of subscription fees.

We have been financing our operations primarily from loans from consultants, and proceeds from the exercise of stock options and issuance of stock for cash.  We intend to raise additional funds through private offerings of our common stock in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations.  There is no guarantee that we will be successful in arranging the required financing.

Our total assets increased by $1,990 from $87,422 at December 31, 2003 to $89,412 at March 31, 2004, mainly due to the increase in our working interest in oil and gas properties.

We have a 2.5% net revenue interest in the Z1 well and a 3.9% net revenue interest in Z2 well located on the Green Ranch Prospect.  Both wells are currently producing oil and gas revenue.  We have elected to go non-consent on the third well, the C-1 Well.  Therefore we will incur no costs of drilling this well and we will only start receiving revenue from this well after 500% of our portion of the drilling costs are recovered before we can collect out interest in the C-1 Well.  We do not expect to have any cash commitments on this project during the year ending December 31, 2004, unless we drill a further well on this prospect which at the discretion of the operator.

We have a 3.5% working interest and a 2.45% net revenue interest the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is completely contingent on our  partners' and the operator's decision to drill further wells, our partners' ability to meet future cash calls and our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2004, however if we decide to participate in further drilling on this property, there will be additional cash commitments.

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

We have a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas.  We have drilled four wells on this property, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberly #5 Well and the Henderson #3 Well.  The Ima #2

Well was successfully completed and is producing oil and gas.  Gas was discovered in the Henderson #3 Well and after acidization gas started to flow at a rate of 300 million cubic feet per day.  This rate was achieved without having to frac the well, as the operator previously thought was required.  The Wimberley #5 Well has been drilled and bond logs have been run.  The Kinder #1 Well and the Wimberly #5 Well are awaiting crews to be fraced and tested.  We plan on drilling three more wells on this prospect.  We received an buy-out offer on Ima Bridges #2 well from Lexus Gas Corporation but decided to reject it.  Our ability to continue with this project is contingent on being able to meet future cash calls.  Payment for drilling the first two wells was made in the year ending December 31, 2003.  Our cash commitments on this project during the three months ended March 31, 2004 were $16,718 to drill five wells, which was paid on February 6, 2004.    Subsequently, we received a further cash call on the Ima Bridges #2 well for $495, which was paid on May 13, 2004.

We have a 0.375% net revenue interest in the Manahuilla Creek Prospect.  The plan of operation is to drill one well on this prospect and if it is successful to continue drilling more wells.  However, if the first well is not successful, we do not expect to drill further wells on the Manahuilla Creek Prospect.  In May 2004, drilling commenced on the first well and as of the date of this Report the well was at a depth of 5,109 feet.  The test well is expected to be drilled to a depth of approximately 7,000 feet and will be located on approximately 1,265 acres of oil and gas leases covering the expanded Yegua trend.  Barring any unforeseen issues this well should reach total depth this week.  We expect to have in cash commitments of approximately $5,000 per well on each to be drilled on this project during the year ending December 31, 2004.

Results of Operations

First Quarter 2004 Compared with First Quarter 2003

Revenues.  We have realized $3,708 in revenue from operations for the three months ended March 31, 2004 (2004) compared to $207 for the three months ended March 31, 2003 (2003).  The increase of $3,501 is primarily due to our having twelve producing oil and gas wells during 2004, compared to receiving revenue from two oil and gas wells during 2003.

Cost of Revenues. Cost of revenue increased to $1,096 in 2004 (30%, as a percentage of revenue) from $0 in 2003 (0%, as a percentage of sales). This increase of $1,096 is primarily attributable to a increase in related revenues and a larger number of producing oil and gas wells.

Exploration Expense.  Exploration expenses increased to $21,718 in 2004 compared to $0 in 2003. This $21,718 increase was primarily due payments to Martex Holdings of $16,718 and to Patch Energy of $5,000 in connection with the exploration of the Marble Falls Rework Project and the Kerrobert Prospect.

General and Administrative Expenses. General and administrative expenses increased to $30,872 in 2004 compared to $19,202 in 2003. This $11,670, or 61%, increase was primarily due an increase in promotion and sponsorship costs.

Consulting Expenses.  Consulting expenses at March 31, 2004 were $245,425 compared to $146,688 at March 31, 2003, and the majority of these expenses were paid in shares of our common stock and stock options.  The increase of $98,737 resulted primarily from stock-based compensation expense to consultants of $98,800.

Risks Associated with Operations and Expansion

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

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report specifies forward-looking statements of our management.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms.  Actual results may differ  materially  from those contemplated by the forward-looking statements.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2

CHANGES IN SECURITIES

The only unregistered sales during the three months ending March 31, 2004, were the issuance of 10,750,000 stock options to consultants, directors and officers.  Under the 2003C Stock Option Plan, we granted 2,000,000 stock options to two consultants, Nolan Moss and Jason Gigliotti, each, at an exercise price of $0.035 on January 7, 2004, with an expiry date of April 6, 2004.   The exercise price of Jason Gigliotti's 2,000,000 stock options were amended to $0.03 on March 2, 2004.   On February 13, 2004, under the 2003C Stock Option Plan, we granted 2,000,000 stock options to a consultant, Graeme Sewell, 650,000 stock options to an officer, Negar Towfigh, and 100,000 stock options to a director, Stephen Amdahl.  These stock options all had an exercise price of $0.03.   Graeme Sewell's and Negar Towfigh's stock options had an expiry date of May 13, 2004, while Stephen Amdahl's stock options expire on February 12, 2005.  On February 23, 2004 we granted a consultant, David Stadnyk, 600,000 stock options under the 2003C Stock Option Plan and 1,400,000 stock options under the 2004 Stock Option Plan.  These stock options have an exercise price of $0.03 with an expiry date of April 23, 2004.  On March 2, 2004, we issued a consultant, Nolan Moss, 2,000,000 stock options under the 2004 Stock Option Plan with an exercise price of $0.025 and an expiry date of May 31, 2004.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

31.1

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Seven Form 8-K's were filed with the Securities & Exchange Commission ("SEC") during the first quarter of 2004.

On January 8, 2004, we reported that we had been informed by the operator that testing on the Ima Bridges #2 Well in Palo Pinto County, Texas had been successfully completed, and was successfully producing oil and gas.

On January 15, 2004, we reported that we were in the final stages of negotiations on a multi well drill program in Texas, which currently called for five wells.  Drilling was expected to commence in February 2004.

On February 9, 2004, we reported that we had signed a participation agreement an additional multi well drill program on the Martex Prospect, which was an extension to our current drill program in Jack and Palo Pinto Counties, Texas.   Drilling on this 5 well program was expected to commence mid to late February 2004.

On February 24, 2004, we reported that we were in the final stages of due diligence on an additional drill prospect in Texas.  This prospect was scheduled to commence drilling within two weeks.

On March 4, 2004, we reported that we had acquired a working interest in the Manahuilla Creek Prospect in Goliad County, Texas. A 6,700-foot test well will be located on approximately 1,265 acres of oil and gas leases covering the expanded Yegua trend.

On March 22, 2004, we reported that we have been notified by the operator that the next well on the Green Ranch Prospect, the C-1 Well, was to be drilled.

On March 25, 2004, we reported that we had been notified by the operator that the C-1 Well on the Green Ranch Prospect had been successfully drilled and cemented.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bernard McDougall

By:  Bernard McDougall

Chief Executive Officer, President, Director

Duly Authorized Officer

Date:   May 17, 2004

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   May 17, 2004