Form 10-Q
period 2004-08-19
MICRON ENVIRO SYSTEMS INC
filed 2004-08-20
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:  000-30258

MICRON ENVIRO SYSTEMS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0202944
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

789 West Pender Street, Suite 1205

Vancouver, BC  V6C 1H2  Canada

(Address of principal executive offices)

604-646-6903

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes      (   ) No

There were 76,366,166 common shares outstanding of as of August 18, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2004	December 31,
	(unaudited)	2003

ASSETS
CURRENT ASSETS
Cash	$1,553	$7,747
Prepaid expense	1,770	-
Revenue receivable - oil and gas	2,040	3,819

TOTAL CURRENT ASSETS	5,363	11,566

OTHER ASSETS
Working interest in oil and gas property	72,179	72,179
Property, net of depreciation	11,523	3,677

TOTAL OTHER ASSETS	83,702	75,856

TOTAL ASSETS	$89,065	$87,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$169,168	$61,236
Loans from shareholders and affiliated entities	14,881	18,635

TOTAL CURRENT LIABILITIES	184,049	79,871

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 72,116,166 and 60,716,166 shares
issued and outstanding, respectively	72,116	60,716
Additional paid-in capital	4,469,701	3,997,616
Stock options	81,090	86,000
Subscriptions receivable	(34,950)	(82,250)
Pre-exploration stage accumulated deficit	(874,762)	(874,762)
Accumulated deficit during exploration stage	(3,808,179)	(3,179,769)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(94,984)	7,551

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$89,065	$87,422

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

									Period from
									May 29, 2001
									(Inception of
		Three Months		Three Months		Six Months		Six Months	Exploration Stage)
		Ended		Ended		Ended		Ended	to
		June 30,		June 30,		June 30,		June 30,	June 30,
		2004		2003		2004		2003	2004
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES - Oil and gas		$3,553		$2,534		$7,261		$2,741	$10,534

COST OF REVENUE		2,398		2,298		3,494		2,298	5,792

GROSS PROFIT		1,155		236		3,767		443	4,742

EXPENSES
Exploration expense		-		-		21,718		-	590,765
Directors' fees		17,000		-		25,175		-	175,175
Consulting		254,150		205,343		491,400		352,031	1,998,182
Legal and accounting		12,131		21,512		16,422		27,702	118,902
General and administrative		27,230		10,063		58,102		11,243	93,187
Other professional services		21,825		11,348		21,825		29,370	91,011

TOTAL EXPENSES		332,336		248,266		634,642		420,346	3,067,222

LOSS FROM OPERATIONS		(331,181)		(248,030)		(630,875)		(419,903)	(3,062,480)

OTHER INCOME (EXPENSE)
Interest income		-		187		-		187	187
Gain on sale of securities		-		2,104		2,465		2,104	4,569
Financing expense		-		-		-		-	(50,000)
Agreement liquidation cost		-		-		-		-	(17,500)

TOTAL OTHER INCOME (EXPENSE)		-		2,291		2,465		2,291	(62,744)

LOSS BEFORE INCOME TAXES		(331,181)		(245,739)		(628,410)		(417,612)	(3,125,224)

INCOME TAX		-		-		-		-	-

LOSS FROM CONTINUING OPERATIONS		(331,181)		(245,739)		(628,410)		(417,612)	(3,125,224)

DISCONTINUED OPERATIONS
Loss from discontinued operations		-		-		-		-	(144,324)

NET LOSS		$(331,181)		$(245,739)		$(628,410)		$(417,612)	$(3,269,548)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations		$(0.01)		$(0.01)		$(0.01)		$(0.01)
Discontinued operations	$	nil	$	nil	$	nil	$	nil

NET LOSS PER COMMON SHARE		$(0.01)		$(0.01)		$(0.01)		$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		70,566,166		33,368,666		69,191,166		29,547,972

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			May 29, 2001
			(Inception of
	Six Months	Six Months	Exploration Stage)
	Ended	Ended	to
	June 30,	June 30,	June 30,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(628,410)	$(417,612)	$(3,808,179)
Loss from discontinued operations	-	-	(57,006)

Loss from continuing operations	(628,410)	(417,612)	(3,865,185)
Adjustments to reconcile net loss to net cash used
by operating activities:
Allowance for bad debt	-	-	6,922
Internal gain on sale of securities	(2,465)	-	(2,465)
Depreciaton and amortization	2,002	-	2,519
Stock issued for exploration expense	-	-	12,500
Stock issued for debt and personal guarantees	34,950	-	216,588
Stock issued for working interest in oil and gas property	-	-	500,000
Stock options exercised for consulting fees	138,880	150,925	1,674,696
Stock options issued for directors' fees	25,175	-	175,175
Stock options issued for consulting fees	40,000	180,250	350,000
(Increase) in prepaid expense	(1,770)	-	(1,770)
Decrease in notes receivable, net	-	(187)	2,846
(Decrease) increase in revenue receivable	1,779	215	(2,040)
(Decrease) increase in accounts payable	107,932	5,985	164,954

Net cash provided (used) by operating activities	(281,927)	(80,424)	(765,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(9,878)	-	(14,072)
Purchase of working interest in oil and gas property	-	(40,734)	(62,179)

Net cash used by investing activities	(9,878)	(40,734)	(76,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	204,650	136,626	755,607
Payment of subscriptions receivable	82,250	-	82,250
Gain on related party sale of stock	2,465	-	13,008
Loans from shareholders and affiliated entities	(3,754)	34,577	12,035
Increase (decrease) in other loans payable	-	(48,903)	(20,047)

Net cash provided by financing activities	285,611	122,300	842,853

Change in cash	(6,194)	1,142	1,342

Cash, beginning of period	7,747	115	211

Cash, end of period	$1,553	$1,257	$1,553

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for exploration expense	$-	$-	$12,500
Stock issued for debt and personal guarantees	$34,950	$-	$216,588
Stock issued for working interest in oil and gas property	$-	$-	$500,000
Stock options exercised for consulting fees	$138,880	$150,925	$1,674,696
Stock options issued for directors' fees	$25,175	$-	$175,175
Stock options issued for consulting fees	$40,000	$180,250	$350,000

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2004, the Company has an accumulated deficit of $3,808,179 from the exploration stage and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 Exploration Stage Activities

The Company entered an exploration stage on May 29, 2001 and is primarily engaged in the acquisition and exploration of oil and gas properties.  Should the Company locate a commercially viable reserve, the Company would expect to actively prepare the site for extraction.  The Company's accumulated deficit prior to entering the exploration stage was $874,762.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2004

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of June 30, 2004, the Company had stock options outstanding, equivalent to 6,950,000 common stock shares.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined that there was no impact from the adoption of this statement.

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

June 30, 2004

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

In February 2004, the Company entered into an additional participation agreement with The Cumming Company, Inc., whereby the Company paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Marble Falls Rework Project. The Company paid $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

Kern County, California

In October of 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500. In the year ended December 31, 2003, the well was plugged and abandoned and the Company's interest was written off.

Saskatchewan, Canada

In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada.  In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2004

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

Goliad County, Texas

In February 2004, the Company entered into a participation agreement with Fairchild International Corporation, whereby the Company may earn a 0.375% net revenue interest in an oil and gas property, the Manahuilla Creek Prospect located in Goliad County, Texas, for consideration of $1,500, incurring 0.5% and 0.375% of the costs associated with the test well operations and of the development of program lands, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.

During the six months ended June 30, 2004, a director realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved director remitted to the Company the realized gains, which have been recorded as other income in the amount of $2,465 in the accompanying financial statements.

NOTE 4 - SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	June 30, 2004	December 31, 2003
Loans from Graeme Sewell	$13,548	$17,302
Loans from Jason Gigliotti	1,333	1,333
Total loans from shareholders	$14,881	$18,635

These amounts are uncollateralized, bear no interest and have no specific maturity.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2004

NOTE 5 - COMMON STOCK

In the six months ended June 30, 2004, the Company issued 10,900,000 shares from the exercise of stock options for $204,650 cash, $34,950 for subscriptions receivable, and $75,000 for consulting services. The Company also issued 500,000 shares to a consultant for consulting services for $17,000.

In 2003, the Company issued 36,500,000 shares from the exercise of stock options for $550,957 cash, $82,250 subscriptions receivable, and $652,316 for consulting services. The Company also issued 1,500,000 shares of common stock for the exercise of options for directors' fees of $45,000 and 250,000 shares for exploration expense for $12,500.

NOTE 6 - STOCK OPTIONS

In accordance with Statement of Financial Accounting Standards No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options: for 2004, risk-free interest rate of 4%, volatility of 79% and a life ranging from 3 months to 1 year; for 2003, risk-free interest rate of 4%, volatility of 85% and a life ranging from 3 months to 5 years.

For the six months ended June 30, 2004, 17,450,000 stock options were issued to consultants and directors for services rendered, and 10,900,000 stock options were exercised.

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

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2004

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	6,400,000	$0.08
Granted	26,050,000	0.02
Exercised	(26,650,000)	0.02
Expired	(1,500,000)	0.02
Outstanding and exercisable at December 31, 2003	4,300,000	$0.03

Weighted average fair value of options granted during the period ended December 31, 2003		$0.02

Outstanding at January 1, 2004	4,300,000	0.03
Granted	17,450,000	0.03
Exercised	(10,900,000)	0.03
Expired	(3,900,000)	0.03
Outstanding and exercisable at June 30, 2004	6,950,000	$0.02

Weighted average fair value of options granted during the period ended June 30, 2004		$0.03

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	1,150,000	$0.03	200,000
2003 Nonqualified Stock Option Plan C	100,000	$0.03	0
2004 Nonqualified Stock Option Plan	5,700,000	$0.03	0
Total	6,950,000		200,000

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

June 30, 2004

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Liabilities of Discontinued Pinnacle Plastics, Inc. ("PPI")

The Company's previously owned dormant subsidiary, PPI, owed its creditors approximately $200,000, the majority of which was a loan from the Bank of Nova Scotia in the amount of $145,000 (including accrued interest).  Although two of the Company's former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby the Company assumed their guarantees prior to their departure as board members.  The Company's management and its legal counsel believed that the aforementioned resolution was inappropriate and did not legally bind the Company.

The balance of PPI's liabilities appeared to be debts in the name of PPI rather than in the Company's name. At March 31, 2003, the Company reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  In December 2003, the Company sold the stock of Pinnacle Plastics, Inc. and received confirmation from the Bank of Nova Scotia, that the bank loan could not be asserted as an obligation of Micron. Assurances were given by the bank and the Company's outside counsel that the matter was settled with the sale, with no further recourse to the Company. As a result of these assurances, the Company removed the aforementioned $201,330 from its balance sheet at December 31, 2003 and recorded this gain as originating from discontinued operations.

Consulting Agreements

As of December 31, 2003, all prior consulting agreements entered into by the Company have been cancelled and any prepaid amounts having been retained by the affected consultants and any amount owed to the consultants have been subsequently paid per the contracts.

In February 2004, the Company entered into a six-month consulting agreement with a consultant for 1,000,000 shares of common stock. As of June 30, 2004, the Company had issued 500,000 shares of common stock valued at $17,000 to the consultant. Subsequent to June 30, 2004, the agreement was cancelled. No additional shares of common stock will be issued in connection with the agreement.

NOTE 8 - SUBSEQUENT EVENTS

Stock Transactions

Subsequent to June 30, 2004, 4,250,000 shares of common stock were issued pursuant to the exercise of stock options to an officer and consultant for services rendered.

Jones County, Texas

On July 14, 2004, the Company entered into a participation agreement with Habanero Resources Inc., a related party, whereby the Company agreed to purchase a 1.5625% working interest in a re-entry oil and gas project in Jones County, Texas for turnkey costs of $2,967.

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the period ending June 30, 2004, we had a working capital deficit of $78,339 compared to a working capital deficit of $64,290 for the period ending December 31, 2003.  As of June 30, 2004, our cash and cash equivalents decreased to $1,553 from $7,747 at December 31, 2003. Cash used by operating activities amounted to $281,927, primarily attributable to the net loss of $628,410 offset by stock and stock option transactions. Cash used in investing activities amounted to $9,878, reflecting the purchase of assets. Financing activities provided $285,611 from the issuance of stock and payment of subscription fees.

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

Our total assets increased by $1,643 from $87,422 at December 31, 2003 to $89,065 at June 30, 2004, mainly due to the increase in our properties net of depreciation.

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

We have an option to acquire a 45% working interest in the Tomahawk Prospect.  Our ability to start drilling on this project is contingent on our majority partners' decision of when to begin drilling, our partners' ability to meet their future cash calls and our ability to meet our future cash calls. We may not be able to ever drill this property based upon our partners' inability to raise the necessary funds.  We do not expect to have any cash commitments on this project for the year ending December 31, 2004, unless a decision is made by either working interest partner to begin drilling on this prospect.

We have a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas.  We have drilled six wells on this property, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley

#7 Well and the Henderson #3 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  Gas was discovered in the Henderson #3 Well and after acidization gas started to flow at a rate of 300 thousand cubic feet per day.  This rate was achieved without having to frac the well, as the operator previously thought was required.  Completion work on the Wimberley #3 Well has been completed and it is now flowing gas.  The Wimberley #5 Well was drilled, bond logs were run, it was fraced and has been successfully put on line for sales.  The Wimberley #7 Well has also been successfully put on line for sales.  The Kinder #1 Well is awaiting crews to be fraced and tested.  We plan on drilling one more well on this prospect.  We received a buy-out offer on Ima Bridges #2 well from Lexus Gas Corporation but decided to reject it.  Our ability to continue with this project is contingent on being able to meet future cash calls.  Payment for drilling the first two wells were made in the year ending December 31, 2003.  Our cash commitments on this project during the first quarter ended March 31, 2004 were $16,718 to drill five wells, which was paid on February 6, 2004.    During the second quarter ended June 30, 2004, we received a cash call on the Ima Bridges #2 well for $495, which was paid on May 13, 2004.

We have a 0.375% net revenue interest in the Manahuilla Creek Prospect.  In May 2004, drilling commenced on the first well, the BB Gayle #1 Well.  By June 2004, the first well was drilled, logged and casing had been set on it.  According to the operaor, there were many gas shows while drilling.  Completion operations commenced in July 2004 and are currently ongoing.  The BB Gayle #1 is located on 1,265 acres of oil and gas leases covering the expanded Yegua trend.  We expect to have in cash commitments of approximately $5,000 per well on each to be drilled on this project during the year ending December 31, 2004, if additional wells are to be drilled on this prospect.

Results of Operations

First Quarter 2004 Compared with First Quarter 2003

Revenues.  We have realized $3,553 and 7,261 in revenue from operations for the three and six months ended June 30, 2004 (2004) compared to $2,534 and $2,741 for the three and six months ended June 30, 2003 (2003).  The increase of $1,019 and $4,520, respectively is primarily due to our having fourteen producing oil and gas wells during 2004, compared to receiving revenue from two oil and gas wells during 2003.

Cost of Revenues. Cost of revenue was $2,398 and $3,494 in 2004 compared to $2,298 in both periods in 2003.  There was an increase of $1,196 (48%, as a percentage of revenue) from the six months ending June 30, 2004 to the comparative period in 2003.  This increase of $1,196 is primarily attributable to an increase in related revenues and a larger number of producing oil and gas wells.

Exploration Expense.  Exploration expenses increased to $21,718 in the six months ending June 30, 2004 compared to $0 in the 2003 comparative period.  This $21,718 increase was primarily due payments to Martex Holdings of $16,718 and to Patch Energy of $5,000 in connection with the exploration of the Marble Falls Rework Project and the Kerrobert Prospect.

General and Administrative Expenses. General and administrative expenses increased to $27,230 and $58,102 in 2004 compared to $10,063 and $11,243 in 2003. This $17,167 and $46,859 increase for the three and six month 2004 periods was primarily due an increase in promotion and sponsorship costs.

Consulting Expenses.  Consulting expenses at for the three and six month 2004 periods were $254,150 and $491,400 compared to $205,343 and $352,031 for the comparative 2003 periods, and the majority of these expenses were paid in shares of our common stock and stock options.  The increase of $48,807 and $139,369 resulted primarily from stock-based compensation expense to consultants of $196,380.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of June 30, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2

CHANGES IN SECURITIES

The only unregistered sales during the period April 1, 2004 to June 30, 2004, were the issuance of 6,700,000 stock options to consultants, directors and officers.  Under the 2004 Stock Option Plan, we granted 500,000 stock options to two directors, Bernard McDougall and Conrad Clemiss, each, at an exercise price of $0.03 on April 12, 2004, with an expiry date of July 11, 2004.   On June 18, 2004, the exercise price of these 1,000,000 stock options were amended to $0.02 and the exercise date was amended to September 16, 2004.  On June 18, 2004, under the 2004 Stock Option Plan we granted 2,500,000 stock options to two consultants, Jason Gigliotti and Nolan Moss, each, at an exercise price of $0.02 expiring on September 16, 2004.  Also, on June 18, 2004 we granted 700,000 stock options to an officer, Negar Towfigh, at an exercise price of $0.02 expiring September 16, 2004.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

On July 14, 2004, we entered into a participation agreement with Habanero Resources Inc. ("Habanero"), whereby we agreed to purchase a 1.5625% working interest in a re-entry oil and gas project in Jones County, Texas for turnkey costs of $2,967.   A copy of the Participation Agreement is attached to this quarterly report as Exhibit 10.1.  This is a related party transaction in that our chief financial officer and secretary, Negar Towfigh, is a director of Habanero.  We have an oral agreement with Habanero, whereby we are not required to pay the turnkey costs until 14 calendar days before drilling commences on the property.

On February 23, 2004, we entered into a six month consulting agreement with David Stadnyk in consideration for 1,000,000 shares of our common stock.  We issued Mr. Stadnyk 500,000 commons shares during the six months ended June 30, 2004.  A copy of the Consulting Agreement is attached to this quarterly report as Exhibit 10.2.  On July 21, 2004, we cancelled the Consulting Agreement, therefore no additional shares of common stock will be issued to Mr. Stadnyk pursuant to this agreement.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1

Participation Agreement with Habanero Resources dated July 14, 2004

10.2

Consulting Agreement with David Stadnyk dated February 23, 2004 (1)

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference from our annual report on Form 10-KSB on April 7, 2004

Reports on Form 8-K

Thirteen Form 8-K's were filed with the Securities & Exchange Commission ("SEC") during the second quarter of 2004.

On April 13, 2004, we reported that we had been notified by the operator that the Henderson #3 Well on the Martex Prospect in Jack County, Texas had commenced operations.

On April 14, 2004, we reported that we had been notified by the operator that gas was discovered in the Henderson #3 Well.

On April 22, 2004, we reported that we had been presented an offer by Lexus Gas Corporation of Texas to purchase our interest in the Ima Bridges #2 Well in Palo Pinto County, Texas.

On April 22, 2004, we reported that we had entered into negotiations to participate in a possible partnership on several of the approximate 100 prime oil and gas pools within the Ukraine.

On April 26, 2004, we reported that we had been notified by the operator that barring any unforeseen issues the Manahuilla Creek Prospect in Goliad County, Texas was scheduled to commence operations on April 26, 2004.

On May 11, 2004, we reported that we had been notified by the operator that drill crews were scheduled to move onto the Manahuilla Creek Prospect on May 6, 2004.

On May 11, 2004, we reported drilling had commenced on the first well of the Manahuilla Creek Prospect and the well was at a depth of 2,470 feet.

On May 14, 2004, we reported that our board of directors had rejected the buy-out offer on the Ima Bridges #2 Well that we had received from Lexus Gas Corporation.

On May 19, 2004, we reported that drilling operations at the Manahuilla Creek Prospect were progressing smoothly.

On May 25, 2004, we reported that logging operations had been completed on the Manahuilla Creek Prospect.

On June 1, 2004, we reported that the completion work had been finished on the Wimberley #3 Well in Jack County, Texas and it was flowing gas.

On June 3, 2004, we reported the update provided by the Petroleum Engineer for the Manahuilla Prospect on the status of the BB Gayle #1 test well.

On June 9, 2004, we reported we had entered into negotiations on a potential multi-well oil prospect in Jones County, Texas.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bernard McDougall

By:  Bernard McDougall

Chief Executive Officer, President, Director

Duly Authorized Officer

Date:   August 19, 2004

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   August 19, 2004