Form 10QSB
period 2004-09-30
MICRON ENVIRO SYSTEMS INC
filed 2004-11-22
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

604-646-6903

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (   ) No

There were 83,166,166 common shares outstanding of as of November 18, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003

ASSETS
CURRENT ASSETS
Cash	$-	$7,747
Prepaid expense	1,770	-
Revenue receivable - oil and gas	4,935	3,819
TOTAL CURRENT ASSETS	6,705	11,566

PROPERTY AND EQUIPMENT, NET	11,516	3,677

OTHER ASSETS
Working interest in oil and gas property	75,145	72,179

TOTAL ASSETS	$93,366	$87,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Checks in excess of balance	$1,587	$-
Accounts payable	281,181	61,236
Loans from shareholders and affiliated entities	14,881	18,635
TOTAL CURRENT LIABILITIES	297,649	79,871

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized, $.001 par value; 76,366,166 and 60,716,166 shares issued and outstanding, respectively	76,366	60,716
Additional paid-in capital	4,607,451	3,997,616
Stock options	39,855	86,000
Subscriptions receivable	(64,950)	(82,250)
Pre-exploration stage accumulated deficit	(874,762)	(874,762)
Accumulated deficit during exploration stage	(3,988,243)	(3,179,769)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(204,283)	7,551

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$93,366	$87,422

The accompanying condensed notes are an integral part of these financial statements.

1

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Period from May 29, 2001 (Inception of Exploration Stage) to September 30, 2004
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES - Oil and gas		$5,470	$3,383	$13,204	$6,124	$30,564

COST OF REVENUE		485	230	3,113	2,528	14,322

GROSS PROFIT		4,985	3,153	10,091	3,596	16,242

EXPENSES
Exploration expense		-	29,511	21,718	29,511	627,293
Directors' fees		-	-	10,000	-	205,000
Consulting		164,233	277,693	655,633	629,724	2,790,377
Legal and accounting		6,892	12,663	30,317	40,365	148,532
General and administrative		15,260	46,406	103,362	87,019	236,358
TOTAL EXPENSES		186,385	366,273	821,030	786,619	4,007,560

LOSS FROM OPERATIONS		(181,400)	(363,120)	(810,939)	(783,023)	(3,991,318)

OTHER INCOME (EXPENSE)
Interest income		-	374	-	561	561
Gain on sale of securities		-	7,085	2,465	9,189	13,008
Financing expense		-	-	-	-	(50,000)
Agreement liquidation cost		-	-	-	-	(17,500)
TOTAL OTHER INCOME (EXPENSE)		-	7,459	2,465	9,750	(53,931)

LOSS BEFORE INCOME TAXES		(181,400)	(355,661)	(808,474)	(773,273)	(4,045,249)

INCOME TAX		-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS		(181,400)	(355,661)	(808,474)	(773,273)	(4,045,249)

DISCONTINUED OPERATIONS
Loss from discontinued operations		-	-	-	-	57,006

NET LOSS		$(181,400)	$(355,661)	$(808,474)	$(773,273)	$(3,988,243)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		75,449,499	37,634,083	71,016,166	35,921,305

The accompanying condensed notes are an integral part of these financial statements.

2

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Period from May 29, 2001 (Inception of Exploration Stage) to September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(808,474)	$(773,273)	$(3,988,243)
Loss from discontinued operations	-	-	(57,006)
Loss from continuing operations	(808,474)	(773,273)	(4,045,249)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for bad debt	-	-	6,922
Internal gain on sale of securities	(2,465)	-	(2,465)
Depreciaton and amortization	2,009	167	2,526
Stock issued for exploration expense	-	-	12,500
Stock issued for consulting fees	17,500	-	17,500
Stock issued for debt and personal guarantees	64,950	-	246,588
Stock issued for working interest in oil and gas property	-	-	500,000
Stock options issued for directors' fees	25,175	-	175,175
Stock options issued for consulting fees	150,290	649,150	1,996,106
(Increase) in prepaid expense	(1,770)	(161)	(1,770)
Decrease in notes receivable, net	-	-	2,846
(Increase) in bank indebtedness	(1,587)	-	(1,587)
(Decrease) increase in revenue receivable	(1,116)	348	(4,935)
(Decrease) increase in accounts payable	219,945	56,255	276,967
Net cash provided (used) by operating activities	(335,543)	(67,514)	(818,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(9,849)	(3,630)	(14,043)
Purchase of working interest in oil and gas property	(2,966)	(40,734)	(65,145)
Net cash used by investing activities	(12,815)	(44,364)	(79,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	259,650	94,751	810,607
Payment of subscriptions receivable	82,250	-	82,250
Gain on related party sale of stock	2,465	-	13,008
Loans from shareholders and affiliated entities	(3,754)	67,391	12,035
Increase (decrease) in other loans payable	-	(48,902)	(20,047)
Net cash provided by financing activities	340,611	113,240	897,853

Change in cash	(7,747)	1,362	(211)

Cash, beginning of period	7,747	115	211

Cash, end of period	$-	$1,477	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for exploration expense	$-	$-	$12,500
Stock issued for consulting expense	$17,500	$-	$17,500
Stock issued for debt and personal guarantees	$64,950	$-	$246,588
Stock issued for working interest in oil and gas property	$-	$-	$500,000
Stock options issued for directors' fees	$25,175	$-	$175,175
Stock options issued for consulting fees	$150,290	$649,150	$1,996,106

The accompanying condensed notes are an integral part of these financial statements.

3

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 2004 are not necessarily indicative of the results of operations expected at the year ending December 31, 2004.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2004, the Company has an accumulated deficit of $3,988,243 from the exploration stage and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2004

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of September 30, 2004, the Company had stock options outstanding, equivalent to 5,050,000 common stock shares.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

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

Drayton Valley, Alberta

In September 2003, the Company entered into a letter agreement with Pemberton Energy Ltd. whereby the Company may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of the Company’s common stock. In October 2003, the Company’s board of directors issued the shares per the agreement.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2004

Jack and Palo Pinto County, Texas

In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc., whereby the Company paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project. The agreement also includes the re-entry and re-completion of Martex Ima Bridges well and the Kinder well.  Furthermore, in 2003, the Company paid $6,945 for 1% of all turnkey and recompletion costs attributed to the project.

In February 2004, the Company entered into an additional participation agreement with The Cumming Company, Inc., whereby the Company paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Marble Falls Rework Project. The Company paid $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

Kern County, California

In October 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500. In the year ended December 31, 2003, the well was plugged and abandoned and the Company’s interest was written off.

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

Jones County, Texas

In July 2004, the Company entered into a participation agreement with Habanero Resources Inc., a related party, whereby the Company agreed to purchase a 1.5625% working interest in a re-entry oil and gas project in Jones County, Texas for turnkey costs of $2,967. Subsequent to September 30,

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2004

2004, the Company was informed the well was not commercially successful and was issued a refund of $900.

 NOTE 3 – RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.

During the nine months ended September 30, 2004, a director realized gains from the sale of personal holdings of the Company’s common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved director remitted to the Company the realized gains, which have been recorded as other income in the amount of $2,465 in the accompanying financial statements.

See Note 2 for related party transactions regarding Habanero Resources, Inc. and Note 4 for shareholder loans.

NOTE 4 – SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	September 30, 2004	December 31, 2003
Loans from Graeme Sewell	$13,548	$17,302
Loans from Jason Gigliotti	1,333	1,333
Total loans from shareholders	$14,881	$18,635

These amounts are uncollateralized, bear no interest and have no specific maturity.

NOTE 5 – COMMON STOCK

In the nine months ended September 30, 2004, the Company issued 15,150,000 shares from the exercise of stock options for $259,650 cash, $64,950 for subscriptions receivable, and $75,000 for consulting services. The Company also issued 500,000 shares to a consultant for consulting services for $17,500.

In 2003, the Company issued 36,500,000 shares from the exercise of stock options for $550,957 cash, $82,250 subscriptions receivable, and $652,316 for consulting services. The Company also issued 1,500,000 shares of common stock for the exercise of options for directors’ fees of $45,000 and 250,000 shares for exploration expense for $12,500.

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2004

NOTE 6 – STOCK OPTIONS

In accordance with Statement of Financial Accounting Standards No. 123, the fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options: risk-free interest rate of 4%, volatility of 79-85% and a life ranging from 3 months to 5 years.

For the nine months ended September 30, 2004, 21,250,000 stock options were issued to consultants and directors for services rendered, and 15,150,000 stock options were exercised.

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

In April 2003, the 2003 Stock Option Plan A was implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued. In August 2003, the 2003 Stock Option Plan B was implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued.  In October 2003, the 2003 Stock Option Plan C was implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued. In February 2004, the 2004 Stock Option Plan was implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued. In October 2004, the 2004 Stock Option Plan B was implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued.

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	6,400,000	$0.08
Granted	26,050,000	0.02
Exercised	(26,650,000)	0.02
Expired	(1,500,000)	0.02
Outstanding and exercisable at December 31, 2003	4,300,000	$0.03

Weighted average fair value of options granted during the period ended December 31, 2003		$0.02

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2004

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,300,000	0.03
Granted	21,250,000	0.03
Exercised	(15,150,000)	0.03
Expired	(5,350,000)	0.03
Outstanding and exercisable at September 30, 2004	5,050,000	$0.02

Weighted average fair value of options granted during the period ended September 30, 2004		$0.01

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	1,150,000	$0.03	200,000
2003 Nonqualified Stock Option Plan C	100,000	$0.03	-
2004 Nonqualified Stock Option Plan	1,300,000	$0.03	-
2004 Nonqualified Stock Option Plan B	2,500,000	$0.03	7,500,000
Total	5,050,000		7,700,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Liabilities of Discontinued Pinnacle Plastics, Inc. (“PPI”)

The Company’s previously owned dormant subsidiary, PPI, owed its creditors approximately $200,000, the majority of which was a loan from the Bank of Nova Scotia in the amount of $145,000 (including accrued interest).  Although two of the Company’s former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby the Company assumed their guarantees prior to their departure as board members.  The Company’s management and its legal counsel believed that the aforementioned resolution was inappropriate and did not legally bind the Company.

The balance of PPI’s liabilities appeared to be debts in the name of PPI rather than in the Company’s name. At March 31, 2003, the Company reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  In December 2003, the Company sold the stock of Pinnacle Plastics, Inc. and received confirmation from the Bank of Nova Scotia, that the bank loan could not be asserted as an obligation of Micron. Assurances were given by the bank and the Company’s outside counsel that the matter was settled with the sale, with no further recourse to the Company. As a result of these assurances, the Company removed the aforementioned $201,330

MICRON ENVIRO SYSTEMS, INC.

(An Exploration Stage Company)

Condensed Notes to Interim Financial Statements

September 30, 2004

from its balance sheet at December 31, 2003 and recorded this gain as originating from discontinued operations.

Consulting Agreements

As of December 31, 2003, all prior consulting agreements entered into by the Company have been cancelled and any prepaid amounts having been retained by the affected consultants and any amount owed to the consultants have been subsequently paid per the contracts.

In February 2004, the Company entered into a six-month consulting agreement with a consultant for 1,000,000 shares of common stock. As of September 30, 2004, the Company had issued 500,000 shares of common stock valued at $17,500 to the consultant. In July 2004, the agreement was cancelled. No additional shares of common stock will be issued in connection with the agreement.

NOTE 8 – SUBSEQUENT EVENTS

Stock Transactions

Subsequent to September 30, 2004, 4,500,000 stock options were granted to directors, officers and a consultant for services rendered and two consultants exercised 6,800,000 options at an average of $0.014 per share for promissory notes totaling $96,000.

Participation Agreement

In October 2004, the Company entered into an additional participation agreement with The Cumming Company, Inc. (see Note 2), whereby the Company receives a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 – Re-Entry Project. The Company paid $2,610 for 1% of all turnkey and re-completion costs attributed to the project.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the period ending September 30, 2004, we had a working capital deficit of $290,944 compared to a working capital deficit of $68,305 for the period ending December 31, 2003.  As of September 30, 2004, our cash and cash equivalents decreased to Nil from $7,747 at December 31, 2003. Cash used by operating activities amounted to $335,543, primarily attributable to the net loss of $808,474 due to consulting fees and the issuance of stock options which was offset by stock and stock option exercise transactions.  Cash used in investing activities amounted to $12,815, reflecting $9,849 for the purchase of computers and $2,966 for the purchase of a working interest in the Jones County Prospect in Texas.  Financing activities provided $340,611 from the issuance of stock and payment of subscription fees.

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

Our total assets increased by $5,944 from $87,422 at December 31, 2003 to $93,366 at September 30, 2004, mainly due to the increase in our properties and equipment, net of depreciation.

We have a 2.5% net revenue interest in the Z1 well and a 3.9% net revenue interest in Z2 well located on the Green Ranch Prospect.  The Z1 well is currently producing oil and gas revenue. We non-consented on the rework of the oil portion of the Z2 well, therefore 400% of our portion of costs must be recovered before we back into our percentage We have elected to go non-consent on the third well, the C-1 Well.  Therefore we will incur no costs of drilling this well and we will only start receiving revenue from this well after 500% of our portion of the drilling costs are recovered before we can collect out interest in the C-1 Well.  We do not expect to have any cash commitments on this project during the year ending December 31, 2004.

We have a 3.5% working interest and a 2.45% net revenue interest the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is completely contingent on our  partners’ and the operator’s decision to drill further wells, our partners’ ability to meet future cash calls and our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2004, however if we decide to participate in further drilling on this property, there will be additional cash commitments.

We have an option to acquire a 45% working interest in the Tomahawk Prospect.  Our ability to start drilling on this project is contingent on our majority partners’ decision of when to begin drilling, our partners’ ability to meet their future cash calls and our ability to meet our future cash calls. We may not be able to ever drill this property based upon our partners’ inability to raise the necessary funds.  We do not expect to have any cash commitments on this project for the year ending December 31, 2004, unless a decision is made by either working interest partner to begin drilling on this prospect.

We have a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas.  We have drilled six wells on this property, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well and the Henderson #3 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  Gas was discovered in the Henderson #3 Well and after acidization gas started to flow at a rate of 300 thousand cubic feet per day.  This rate was achieved without having to frac the well, as the operator previously thought was required.  Completion work on the Wimberley #3 Well has been completed and it is now flowing gas.  The Wimberley #5 Well was drilled, bond logs were run, it was fraced and has been successfully put on line for sales.  The Wimberley #7 Well has also been successfully put on line for sales.  We received a buy-out offer on Ima Bridges #2 well from Lexus Gas Corporation but decided to reject it. In October 2004, we entered into an agreement with the Cumming Company to exchange our 1% working interest in the Kinder #1 Well and the Boley Well, which was not yet drilled, for a 1% interest in the Stuart 61 #1 and #6 Wells, neither of which have been drilled yet.  Our ability to continue with this project is contingent on being able to meet future cash calls.  Payment for drilling the first two wells were made in the year ending December 31, 2003.  Our cash commitments on this project during the first quarter ended March 31, 2004 were $16,718 to drill five wells, which was paid on February 6, 2004.    During the second quarter ended June 30, 2004, we received a cash call on the Ima Bridges #2 well for $495, which was paid on May 13, 2004.

We have a 1% working interest and a 0.75% net revenue interest on the Stuart 60 #8 Well which is located in Palo Pinto County, Texas.  Subsequent to September 30, 2004, we paid $2,610 for 1% of all turnkey and re-completion costs attributed to this project.  We do not expect to have any further cash commitments on this project during the year ending December 31, 2004.

We have a 0.375% net revenue interest in the Manahuilla Creek Prospect.  In May 2004, drilling commenced on the first well, the BB Gayle #1 Well.  This well was drilled, logged and casing had been set on it.  According to the operator, there were many gas shows while drilling.  Completion operations commenced in July 2004 and the well is expected to be fraced in the next 30 to 90 days.  The BB Gayle #1 is located on 1,265 acres of oil and gas leases covering the expanded Yegua trend.  We expect to have in cash commitments of approximately $5,000 per well on each well to be drilled on this project during the year ending December 31, 2004, if additional wells are to be drilled on this prospect.

On July 14, 2004, we entered into a participation agreement with Habanero Resources Inc. (“Habanero”), whereby we agreed to purchase a 1.5625% working interest in a re-entry oil and gas project in Jones County, Texas for turnkey costs of $2,967, which we paid.  This is a related party transaction in that our chief financial officer and secretary, Negar Towfigh, is a director of Habanero.  The Charles Long Well  was drilled.  Subsequent to September 30, 2004, we were informed that it did not achieve commercial success and we received a $900 refund.

Results of Operations

Third Quarter and N ineMonths Ended September 30, 2004 Compared with Third Quarter and Nine Months Ended September 30, 2003

Revenues.  We have realized $5,470 and 13,204 in revenue from operations for the three and nine months ended September 30, 2004 (defined as “2004”) compared to $3,383 and $6,124 for the three and nine months ended June 30, 2003 (defined as “2003”).  The increase of $2,087 and $7,080, respectively is primarily due to our having a working interest in an increasing number of producing oil and gas wells during 2004.

Cost of Revenues. Cost of revenue for the three months was $485 and $3,113 for the nine months in 2004, compared to $230 and $2,528 in the respective periods in 2003.  There was an increase of $255 and $585 from the three and nine months ending September 30, 2004 to the comparative periods in 2003.  This increase is primarily attributable to an increase in related revenues and a larger number of producing oil and gas wells.

Exploration Expense.  Exploration expenses decreased to nil and $21,718 in the three and nine months ending September 30, 2004 compared to $29,511 for both periods in the 2003.  This $29,511 and $7,793 decrease from the three and nine months ended September 30, 2004 to the comparative periods in 2003, was primarily due to a decrease in exploration costs on producing wells.

General and Administrative Expenses. General and administrative expenses was $15,260 and $103,362 in 2004 compared to $46,406 and $87,019 in 2003. The increase of $16,343 for the nine month 2004 period to the nine month 2003 period was primarily due an increase in promotion and sponsorship costs.

Consulting Expenses.  Consulting expenses at for the three and nine month 2004 periods were $164,233 and $655,633 compared to $277,693 and $629,724 for the comparative 2003 periods, and the majority of these expenses were paid in shares of our common stock and stock options.

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

Off-Balance Sheet Arrangements

None

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of September 30, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2

CHANGES IN SECURITIES

The only unregistered sales during the period July 1, 2004 to September 30, 2004, were the issuances of 3,800,000 stock options as follows:

- under the 2004 Stock Option Plan, we granted 1,300,000 stock options to Jason Gigliotti, one of our consultants, at an exercise price of $0.015 on August 31, 2004, with an expiry date of November 30, 2004; and

- on August 31, 2004, under the 2004 B Stock Option Plan we granted 2,500,000 stock options Jason Gigliotti at an exercise price of $0.02 expiring on November 30, 2004.

These options were issued pursuant to the Regulation S exemption to the Securities Act of 1933.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

(a)

On February 23, 2004, we entered into a six month consulting agreement with David Stadnyk in consideration for 1,000,000 shares of our common stock.  We issued Mr. Stadnyk 500,000 common shares during the six months ended June 30, 2004.  On July 21, 2004, we cancelled the Consulting Agreement, therefore no additional shares of common stock will be issued to Mr. Stadnyk pursuant to this agreement.

On October 7, 2004, we entered into a Participation Agreement with the Cumming Company, whereby we agreed to purchase a 1% working interest and a 0.75% net revenue interest in the on the Stuart 60 #8 Well located in Palo Pinto County, Texas.  We paid $2,610 for 1% of all turnkey and re-completion costs attributed to this project.  A copy of this Participation Agreement is attached to this quarterly report as Exhibit 10.1.

(b)

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1

Participation Agreement with the Cumming Company dated October 7, 2004

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Six Form 8-K’s were filed with the Securities & Exchange Commission (“SEC”) during the third quarter of 2004.

On July 15, 2004, we reported that completion operations had commenced on the BB Gayle No. 1 Well in Goliad County, Texas located on the Manahuilla Creek Prospect.

On July 19, 2004, we reported that we had entered into an agreement to participate in a new oil and gas prospect in Jones County, Texas.

On July 26, 2004, we reported that we had been notified by the Operator that the Wimberley #5 Well on the Martex Prospect in Jack County and Palo Pinto County, Texas had been successfully put on line for sales.

On July 29, 2004, we gave an update on the Martex Prospect and the Manahuilla Creek Prospect.

On September 2, 2004, we reported that drilling had commenced on the Charles Long #1 Well in Jones County, Texas.

On September 17, 2004, we reported that we were negotiating on additional oil and gas prospects in Texas and in Canada.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bernard McDougall

By:  Bernard McDougall

Chief Executive Officer, President, Director

Duly Authorized Officer

Date:   November 18, 2004

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   November 18, 2004