Form 10KSB
period 2004-12-31
MICRON ENVIRO SYSTEMS INC
filed 2005-04-15
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Micron Enviro Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada		98-0202-944
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

789 West Pender Street, Suite 1205
Vancouver, B.C.	Canada	V6C 1H2
(Address of principal executive offices)		(Zip Code)

(604) 646-6903

(Registrant's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act:

Title of Each Class: Name of Each Exchange on which Registered:

None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(  )

The issuer had revenue of $17,126 in its most recent fiscal year ended December 31, 2004.

The aggregate market value of the Common Stock (97,366,166 shares) held by non-affiliates, based on the closing sale price ($0.031) of the Common Stock as of  April 13, 2005 was $3,018,351.  On April 13, 2005, the closing price of our common equity was $0.031.

As of April 13, 2005, there were 97,366,166 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Fracing (“frac”) - A method used by producers to extract more natural gas from a well by opening up rock formations using hydraulic or explosive force. Advanced fracturing techniques are enhancing producers' ability to find and recover natural gas, as well as extending the longevity of older wells.

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

On May 29, 2001, our board of directors signed a participation agreement to purchase a working interest in an oil and gas well in Fresno, California.  See Note 3 to our financial statements.  At this point we were deemed an oil and gas company in the exploration stage.

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

On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc., whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500.  A copy of the respective Assignment Agreement was previously filed as an exhibit to our amended Annual Report on Form 10-KSB/A on April 11, 2003.  The rights we acquired included the Pulv and Olcese Prospect.  During the year ended December 31, 2003, the 12-10 Well was plugged and abandoned, resulting in us also losing our rights to the Pulv and Olcese Prospect.

In September 2003, we entered into a letter agreement with Pemberton Energy Ltd. (“Pemberton”) whereby we may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of our common stock. A copy of the respective Letter Agreement was previously filed as an exhibit to our amended quarterly report on Form 10-QSB/A on November 25, 2003.  In October 2003, our board of directors approved the share issuance pursuant to the agreement and 250,000 restricted common shares were issued.  During the year ended December 31, 2004, we were advised by Pemberton that the project had been dropped and, as such, the letter agreement was terminated.

In October 2003, we entered into a joint operating agreement with Warpath Energy, Inc. (“Warpath”), whereby we were required to incur 5% of the costs of acquisition and work-over for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma.  A copy of the respective Participation Agreement was previously filed as an exhibit to our amended quarterly report on Form 10-QSB/A on November 25, 2003.    In the year ending December 31, 2003, Warpath, the operator on this project, was unable to secure financing for the project, therefore the lease owner sold the property to a third party.  This transaction terminated our agreement with Warpath and we wrote-off the property during the year ended December 31, 2004.

As of January 1, 2004, we were considered an operating company.

In February 2004, we entered into an assignment agreement with Fairchild International Corporation, whereby we were able to earn a 0.375% net revenue interest in an oil and gas property, the Manahuilla Creek Prospect located in Goliad County, Texas, for consideration of $1,500, incurring 0.5% and 0.375% of the costs associated with the test well operations and of the development of program lands, respectively. A copy of the respective Assignment Agreement was previously filed as an exhibit to our Annual Report on Form 10-KSB on April 7, 2004.  We paid a total of $5,000 towards the project.   In May 2004, drilling commenced on the first well, the BB Gayle #1 Well.  This well was drilled, logged and cased but it was not fraced.  The operator decided to purchase seismic data on the prospect and we non-consented on the well.  During the year ended December 31, 2004, we abandoned the project.

 In July 2004, we entered into a participation agreement with Habanero Resources Inc., a related party, whereby we agreed to purchase a 1.5625% working interest in a re-entry oil and gas project in Jones County, Texas for turnkey costs of $2,967. A copy of the respective Participation Agreement is included in this report as Exhibit 10.1.  In the year ended December 31, 2004, we were informed that the well was not commercially successful and we were issued a refund of $900.

In or about March, 1999, we issued 2,000,000 shares of our $.001 par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("PPI"), in exchange for 2,000,000 shares of PPI's common stock.  PPI became our wholly owned subsidiary.

Our primary marketing focus was to be on the drainage chambers produced by PPI.  PPI had developed a process for the manufacturing of plastic drainage chambers in conjunction with a United States distributor which held patents on chamber designs. Through PPI, we designed and built the manufacturing equipment necessary to produce plastic drainage chambers. Unfortunately, PPI was unable to manufacture the chambers which met the requirements of the United States distributor. Following several unsuccessful attempts to renegotiate standards and after several production runs, PPI failed to achieve a standard acceptable to the United States’ distributor and was forced to abandon further production of the drainage chambers.

The facilities and equipment used for the production of the chambers has been dismantled and PPI has sold all inventory.  As of December 20, 2000, PPI discontinued its operations.

PPI owed various creditors approximately $200,000, the majority of which was a loan from the Bank of Nova Scotia for a small business loan in the amount of $145,000 (including accrued interest).  Although two of our former directors personally guaranteed 25% of this bank loan, these individuals were instrumental in the passage of a corporate resolution whereby we assumed  their guarantees prior to their departure as board members.  Current management and our legal counsel believe that the aforementioned resolution was  inappropriate and did not legally bind us.

At March 31, 2003, we reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  On December 15, 2003, we sold the stock of Pinnacle Plastics, Inc. for consideration of one dollar to Radical Capital Ltd.  A copy of the respective Stock Purchase Agreement was previously filed as an exhibit to our Annual Report on Form 10-KSB on April 7, 2004.  We received confirmation from the Bank of Nova Scotia and outside counsel that the bank loan could not be asserted as our obligation.

Our Current Business. We were an exploration stage oil and gas company from May 19, 2001 though to December 31, 2004.  The year 2004 is the first year during which we are considered an operating company.

Green Ranch Prospect

In February 2002, we subscribed from Krause Chemical Ltd. for a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas (“Green Ranch Prospect”).  In consideration we paid $45,548 for the initial well, $102,483 for the subsequent four wells, as well as for our proportionate share of the balance of the drilling and completion costs.  A copy of the respective Participation Agreement was previously filed as an exhibit to our Amended Annual Report on Form 10-KSB/A on April 11, 2003.  The first well, the Z1 Well, was drilled and is currently producing gas revenue.  On November 27, 2002, for consideration of $10,000 we increased our net revenue interest in the second well, the Z2 Well, from 2.5% to 3.9%, while our working interest remained at 5%.  A copy of the respective Amended Participation Agreement with Krause Chemical Ltd was previously filed as an exhibit to our Amended Annual Report on Form 10-KSB/A on April 11, 2003.  The Z2 Well was also successfully drilled and was previously producing both oil and gas revenue for us.  In June 2003, we did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs were to be recovered before we could collect our 3.9%.  The Z2 Well is producing a very small amount of gas, therefore we do not expect to ever be able to back-in for our interest in the well.  In February 2004, we also elected to go non-consent on the next well on the Green Ranch Prospect, the C-1 Well.  Therefore we incurred no costs of drilling this well and we were to only start receiving revenue from this well after 500% of our portion of the drilling costs were recovered before we could collect out interest in the C-1 Well. As the operator drilled the C-1 Well they encountered a fault in the coal bed formation and decided to abandon the well in April 2004.  The operator will not allow us to participate in any further wells that may be drilled on this prospect since we non-consented on the last two wells and do not intend to participate on drilling any further wells on this prospect.

Kerrobert Prospect

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the “Kerrobert Project”) for consideration of incurring up to 5% of the costs associated with the drilling program. A copy of the respective Participation Agreement was previously filed as an exhibit to our Amended Annual Report on Form 10-KSB/A on April 11, 2003.  This was a related party transaction at the time of the agreement as the president of Patch Energy Inc., David Stadnyk, was also one of our consultants.  In May 2003, we entered into a participation agreement with Habanero Resources Inc. (“Habanero”), whereby we assigned them 30% of our interest, in exchange for Habanero paying their share of exploration and  drilling costs.   A copy of the respective Participation Agreement was previously filed as an exhibit to our Amended Annual Report on Form 10-KSB/A on April 11, 2003. Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.  We currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is completely contingent on our  partners’ decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.

Martex Prospect

In September 2003, we entered into a participation agreement with The Cumming Company, Inc., whereby we paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”).  A copy of the respective Participation Agreement was previously filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A on November 25, 2003.  The participation agreement includes the re-entry and re-completion of Martex Ima Bridges #2 Well and the Kinder #1 Well.  Furthermore, we paid $6,945 for 1% of all turnkey and re-completion costs attributed to the project.

In February 2004, we entered into an additional participation agreement with The Cumming Company, Inc., whereby we paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Martex Prospect. A copy of the respective Participation Agreement was previously filed as an exhibit to our Annual Report on Form 10-KSB on April 7, 2004.  We paid a total of $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 – Re-Entry Project.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.2.  We paid $2,610 for 1% of all turnkey and re-completion costs attributed to the project.

We have drilled seven wells on this property, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  Gas was discovered in the Henderson #3 Well and after acidization gas started to flow at a rate of 300 thousand cubic feet per day.  This rate was achieved without having to frac the well, as the operator previously thought was required.  Completion work on the Wimberley #3 Well has been completed and it is now flowing gas.  The Wimberley #5 Well was drilled, bond logs were run, it was fraced and has been successfully put on line for sales.  The Wimberley #7 Well has also been successfully put on line for sales.  We received a buy-out offer on Ima Bridges #2 Well from Lexus Gas Corporation but decided to reject it.

In October 2004, we entered into an agreement with the Cumming Company to exchange our 1% working interest in the Kinder #1 Well, which was drilled but not fraced yet, and the Boley Well, which was not yet drilled, for a 1% interest in the Stuart 61 #1 and #6 Wells, neither of which have been drilled yet.  A copy of the respective Agreement is included in this report as Exhibit 10.3.  We have already paid to drill the Stuart 61 #1 and #6 Wells and we expect that they will be drilled during the second quarter of 2005.

Subsequent to December 31, 2004, we drilled and fraced the Stuart 60 #8 Well.  We are currently testing the well.

We have paid all costs associated with the Martex Prospect and do not expect to have any further cash commitments on this prospect.

Redwater Prospect

In November 2004, we entered into a participation agreement with Panterra Resources Corp. whereby we have the option to participate in a 1.67% gross (1% net) working interest in the Redwater Prospect located in Viking Sands, Alberta.  A copy of the respective Participation Agreement is included in this report as Exhibit 10.4.  We have not yet received any cash calls on this prospect or made any payments on this prospect.

Enchant Prospect

In December 2004, we entered into an agreement with Pemberton to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Prospect in consideration for a 50% payment of the rework of the well. A copy of the respective Agreement is included in this report as Exhibit 10.5.  The agreement allows for Pemberton to back in upon us receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. Subsequently to the year ended December 31, 2004, Pemberton elected to back-in for 50% of our interest, resulting in us earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by us paying Pemberton $1. Subsequent to the year ended December 31, 2004, we have made payments on the Enchant Prospect and the Enchant Well was re-worked and was flowing oil for sales.  At this time the well is shut-in to analyze operating revenues and expenses on this well, as well as to consider the viability of a chemical squeeze or a water injection stimulation.  Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls.

Subsequent Events. Subsequent to the year ended December 31, 2004, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. A copy of this respective Participation Agreement is included in this report as Exhibit 10.6.  We paid CAD$500 as a geological fee to earn this interest, as well as CAD $23,806 for our share of the cash call on the test well.  This agreement calls for a re-work for a past producing well.  The Pembina Prospect Well has been perforated and we are currently waiting for crews to frac the well, which is anticipated to occur during the second quarter of 2005.   Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls.

Cancelled Consulting Agreements. On February 23, 2004, we entered into a consulting agreement with David Stadnyk, pursuant to which we agreed to pay Mr. Stadnyk an aggregate fee in the amount of 1,000,000 shares and 2,000,000 stock options exercisable at $0.03 per share over a period of six months, for Mr. Stadnyk’s provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  A copy of the respective Consulting Agreement was previously filed as an exhibit to our Annual Report on Form 10-KSB filed on April 7, 2004.  We issued Mr. Stadnyk 500,000 common shares before cancelling the Consulting Agreement on July 21, 2004, therefore no additional shares of common stock will be issued to Mr. Stadnyk pursuant to this agreement.

Current Consulting Agreement.  None.

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

Competition.  The oil and gas business is very competitive.  We have very small interests in most of our various properties and are a junior oil and gas company.  We currently are able to sell the oil and gas which our prospects produce but we do not expect to ever be a large oil and gas company.   Other oil and gas companies have greater financial, technical and personnel resources that allow them to enjoy technological advantages and allows them to implement new technologies before we do. We may not be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by us or implemented in the future may become obsolete. In such case, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

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

Item 2. Description of Property.

Our Property. During the fiscal year ended December 31, 2004 we held a working interest in the following properties:

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

On May 10, 2002, drilling commenced on the first well, the Z1 Well.  Permico Corporation (the “Operator”) informed us that they encountered numerous potential hydrocarbon-bearing zones while drilling.  The Z1 Well was drilled to a total depth of 4,514 feet, production casing was set and cement was poured and dried.  The Operator constructed a gas pipeline for the Z1 Well.  The Operator gathered information from surrounding fields and existing wells and based on this data, decided to frac the Mississippian zone. The Operator informed us that oil and gas were encountered as the frac was being conducted.  The frac was successful and oil has been recovered and sold.  Currently the gas formation located directly above the oil-bearing region has been fraced and put on-line for sales.  The Z1 Well is currently producing gas revenue.

On November 27, 2002, for consideration of $10,000 we increased our net revenue interest in the Green Ranch Prospect from 2.5% to 3.9%, while our working interest remained at 5%.

On February 1, 2003, drilling commenced on the second well of the Green Ranch Prospect, the Z2 Well.  The Z2 Well was drilled to a total depth of 4,249 feet, production casing was set and cement was poured and dried.  The Z2 is located approximately 6,000 feet away from the Z1.  After reviewing the sonic logs and the density-neutron logs, the Operator decided to perforate and frac from 3,950 feet to 3,990 feet.  Perforation of the Z2 Well was successful completed and successful within the significant 104-foot continuous fractured pay zone.  The Z2 well was connected to the high pressure gas system and gas was recovered and sold.  The Z2 also produced oil.  We did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs were to be recovered before we could collect our 3.9%.  The Z2 Well is producing a very small amount of gas, therefore we do not expect to ever be able to back-in for our interest in the well.

In February 2004, we also elected to go non-consent on the third well on the Green Ranch Prospect, the C-1 Well.  Therefore we incurred no costs of drilling this well and we were to only start receiving revenue from this well after 500% of our portion of the drilling costs were recovered before we could collect out interest in the C-1 Well. As the operator drilled the C-1 Well they encountered a fault in the coal bed formation and decided to abandon the well in April 2004.  The operator will not allow us to  participate in any further wells that may be drilled on this prospect since we non-consented on the last two wells and do not intend to participate on drilling any further wells on this prospect.

Pioneer Canal Prospect (Kern County, California

On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc. (“Goldwater”), whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500.  The rights we acquired included the Pulv and Olcese Prospect.  Goldwater was a related party at the time of the agreement in that it had a director, Conrad Clemiss, and an officer, Negar Towfigh, in common with us.

This acquisition included an interest in a producing well that was producing from the Stevens Sands formation within the Bakersfield Arch. We acquired an interest, which would had enabled us to receive revenue from this well once the well had paid out 400% of its costs.  During the year ended December 31, 2003, the well was shut-in and is no longer producing, which resulted in us also losing our percentage of rights to the Pulve and Olcese Prospect.  In the year ended December 31, 2004, our interest in this prospect was expensed.

Kerrobert Project (Saskatchewan, Canada)

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada for consideration of incurring up to 5% of the costs associated with the drilling program.  This was a related party transaction at the time of the agreement as the president of Patch Energy Inc., David Stadnyk, was also one of our consultants. In May 2003, we entered into a participation agreement with Habanero, whereby we assigned them 30% of our interest in exchange for Habanero paying their share of exploration and drilling costs.  Thus, we currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.

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

Alberta is the largest oil producing province in Canada.  Alberta’s crude oil and equivalent production in 2002 was 1.53 million barrels per day and accounts for approximately 55% of Canada’s oil production.  The Tomahawk Prospect is located 30 miles west of Edmonton and has no producing wells.

During the year ended December 31, 2004, we were advised by Pemberton that the project had been dropped and, as such, the letter agreement was terminated.

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

In February 2004, we entered into an additional participation agreement with The Cumming Company, Inc., whereby we paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Martex Prospect. We paid a total of $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 – Re-Entry Project.  We paid $2,610 for 1% of all turnkey and re-completion costs attributed to the project.

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

We have drilled seven wells on this property, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  Gas was discovered in the Henderson #3 Well and after acidization gas started to flow at a rate of 300 thousand cubic feet per day.  This rate was achieved without having to frac the well, as the operator previously thought was required.  Completion work on the Wimberley #3 Well has been completed and it is now flowing gas.  The Wimberley #5 Well was drilled, bond logs were run, it was fraced and has been successfully put on line for sales.  The Wimberley #7 Well has also been successfully put on line for sales.  We received a buy-out offer on Ima Bridges #2 well from Lexus Gas Corporation but decided to reject it.

In October 2004, we entered into an agreement with the Cumming Company to exchange our 1% working interest in the Kinder #1 Well, which was drilled but not fraced yet, and the Boley Well, which was not yet drilled, for a 1% interest in the Stuart 61 #1 and #6 Wells, neither of which have been drilled yet.  We have already paid to drill the Stuart 61 #1 and #6 Wells and we expect that they will be drilled during the second quarter of 2005.

Subsequent to December 31, 2004, we drilled and fraced the Stuart 60 #8 Well.  It is currently flowing and generating revenue.

We have paid all costs associated with the Martex Prospect and do not expect to have any further cash commitments on this prospect.

Redwater Prospect (Viking Sands, Alberta)

In November 2004, we entered into a participation agreement with Panterra Resource Corp. whereby we have the option to participate in a 1.67% gross (1% net) working interest in the Redwater Prospect located in Viking Sands, Alberta.  We have not yet received any cash calls on this prospect or made any payments on this prospect.

Operations are expected to commence within 2005 on the Redwater Prospect.  The prospect consists of one initial well, with the potential to drill multiple wells if the first well is successful.  The formation of primary interest on this property is the Viking Sands, which is gas productive throughout the immediate area.  Recently, the Viking zones have been tested and produced gas in a number of wells in the immediate area of the prospect.

Enchant Prospect (Enchant, Alberta)

In December 2004, we entered into an agreement with Pemberton to acquire a 50% working interest and a 50% revenue interest in the Enchant Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon us receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. Subsequently to the year ended December 31, 2004, Pemberton elected to back-in for 50% of our interest, resulting in us earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by us paying Pemberton $1. Subsequent to the year ended December 31, 2004, we have made payments on the Enchant Prospect and the Enchant Well was re-worked and was flowing oil for sales.  At this time the well is shut-in to analyze operating revenues and expenses on this well, as well as to consider the viability of a chemical squeeze or a water injection stimulation.  Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls.

Manahuilla Creek Prospect (Goliad County, Texas)

In February 2004, we entered into an assignment agreement with Fairchild International Corporation, whereby we may earn a 0.375% net revenue interest in an oil and gas property, the Manahuilla Creek Prospect located in Goliad County, Texas, for consideration of $1,500, incurring 0.5% and 0.375% of the costs associated with the test well operations and of the development of program lands, respectively..  We paid a total of $5,000 towards the project.   In May 2004, drilling commenced on the first well, the BB Gayle #1 Well.  This well was drilled, logged and cased but it was not fraced.  The operator decided to purchase seismic data on the prospect and we non-consented on the well.  During the year ended December 31, 2004, we abandoned the project.

Charles Long Prospect (Jones County, Texas)

In July 2004, we entered into a participation agreement with Habanero Resources Inc., a related party, whereby we agreed to purchase a 1.5625% working interest in a re-entry oil and gas project in Jones County, Texas for turnkey costs of $2,967. In the year ended December 31, 2004, we were informed that the well was not commercially successful and we were issued a refund of $900.

Office Space

We occupy office space, consisting of 1,870 square feet, provided by one of our officers, Negar Towfigh, for a cost of $579 per month.

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

Date	High	Low
First Quarter 2005	0.059	0.026
Fourth Quarter 2004	0.04	0.01
Third Quarter 2004	0.032	0.01
Second Quarter 2004	0.037	0.02
First Quarter 2004	0.05	0.03
Fourth Quarter 2003	0.05	0.03
Third Quarter 2003	0.09	0.02
Second Quarter 2003	0.04	0.02
First Quarter 2003	0.06	0.02

Holders. The number of holders of record as of December 31, 2004 for our common shares were thirty-four.

Stock Options. During the year ended December 31, 2004, we granted options as compensation to certain of our directors, executive officers and consultants.

In January 2004, stock options totaling 4,000,000, with an exercise price of $0.035, were granted to Nolan Moss and Jason Gigliotti.  In February 2004, stock options totaling 4,750,000, with an exercise price of $0.03, were granted to Graeme Sewell, David Stadnyk, Negar Towfigh and Stephen Amdahl.  In March 2004, the exercise price on 2,000,000 stock options granted to Jason Gigliotti was adjusted from $0.035 to $0.03.  Also in March 2004, 2,000,000 stock options with an exercise price of $0.025 were granted to Nolan Moss.  In April 2004, stock options totaling 1,000,000, with an exercise price of $0.03, were granted to Bernard McDougall and Conrad Clemiss, which in June 2004 were adjusted to an exercise price of $0.02.  Also, in June 2004, stock options totaling 5,700,000, with an exercise price of $0.02, were granted to Jason Gigliotti, Nolan Moss and Negar Towfigh.  In August 2004, 3,800,000 stock options with an exercise price of $0.015 were granted to Jason Gigliotti.  Also in August 2004, the exercise price on 500,000 stock options was adjusted from $0.027 to $0.02, and the exercise price on 100,000 stock options was adjusted from $0.03 to $0.02.  In October 2004, stock options totaling 1,500,000, with an exercise price of $0.012 were granted to Bernard McDougall, Conrad Clemiss and Negar Towfigh.  Also, in October 2004, 3,000,000 stock options were granted to Graeme Sewell with an exercise price of $0.013.  Additionally in October 2004, the exercise price on 500,000 existing stock options was adjusted from $0.02 to $0.013.  In December 2004, stock options totaling 7,500,000, with an exercise price of $0.03 were granted to Jason Gigliotti, Graeme Sewell, Negar Towfigh and Stephen Amdahl.

During the year ended December 31, 2004, 24,650,000 stock options were exercised, resulting in the issuance of 24,650,000 shares of common stock for cash of $379,455, subscriptions receivable of $96,197, a loan payable of $13,548, and $75,000 for consulting services.  As of December 31, 2004, there were 7,550,000 stock options unexercised and outstanding.

In February 2004, the 2004 Stock Option Plan A was implemented.  A copy of the 2004 Stock Option Plan A was previously filed as an exhibit to our Registration Statement on Form S-8 on March 10, 2004.   In August 2004, the 2004 Stock Option Plan B was implemented.  A copy of the 2004 Stock Option Plan B was previously filed as an exhibit to our Registration Statement on Form S-8 on October 7, 2004.  In December 2004, the 2004 Stock Option Plan C was implemented.  A copy of the 2004 Stock Option Plan C was previously filed as an exhibit to our Registration Statement on Form S-8 on December 29, 2004.  Up to 10,000,000 shares of our common stock may be issued under each plan.

Subsequent to the year ended December 31, 2004, stock options totaling 8,800,000 with an exercise price of $0.042 were granted to Nolan Moss, Jason Gigliotti and Graeme Sewell, 3,400,000 of these options were later re-priced to $0.03  and a further 3,400,000 of these options were re-priced to $0.025.

Dividends. There have been no cash or stock dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities.  During the period October 1, 2004 to December 31, 2004, we did not sell any securities that were not registered under the Securities Act.

Stock Repurchases. During the period October 1, 2004 to December 31, 2004, we did not do any repurchases of our common stock.

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

Liquidity and Capital Resources.

For the period ending December 31, 2004, we had a working capital deficit of $238,368 compared to a working capital deficit of $76,194 at December 31, 2003.  We have been financing our operations primarily through the issuance of common stock.  We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations.    There is no guarantee that we will be successful in arranging the required financing.

Our total assets increased from $87,422 at December 31, 2003 to $93,189 at December 31, 2004, mainly due to the increase in our working interest in oil and gas properties, and our net property and equipment.  Our current liabilities increased from $79,871 at December 31, 2003 to $249,793 at December 31, 2004, primarily due to an increase in accounts payable and related party payables.

We have a 2.5% net revenue interest in the Z1 Well located on the Green Ranch Prospect, which is contributing to our gas revenue.  We elected to go non-consent on the Z2 Well, which is now producing a very small amount of gas, therefore we do not expect to ever be able to back-in for our interest in the well.  We also elected to go non-consent on the C-1 Well, which has now been abandoned.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

We have a 3.5% working interest and a 2.45% net revenue interest the Kerrobert Project.  We have drilled and cased nine wells on this property, and all nine wells are currently producing oil and generating revenue for us.  Our ability to drill further wells on this project is completely contingent on our  partners’ decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

We have a 1% working interest in the Martex Prospect located in Jack County and Palo Pinto Counties, Texas.  We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We have drilled seven wells on this property, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  In October 2004, we exchanged out interest in the Kinder #1 Well, which was drilled but not fraced yet, and the Boley Well, which was not yet drilled, for a 1% interest in the Stuart 61 #1 and #6 Wells, neither of which have been drilled yet.  The Henderson #3 Well, the Wimberley #3 Well, the Wimberley #5 Well, and the Wimberley #7 Well are all producing gas and generating revenue.  The Stuart 60 #8 Well has been fraced and is being tested.  We plan on drilling two more wells on this prospect during the second quarter of 2005.  We have already made all our cash commitments on this project and do not expect to have any cash commitments on this project during the year ending December 31, 2005.

We currently have a 25% working interest on the Enchant Prospect in Alberta.  Subsequent to the year ending December 31, 2004, the Enchant Well was re-worked and was flowing oil for sales.  At this time the well is shut-in to analyze operating revenues and expenses on this well, as well as to consider the viability of a chemical squeeze or a water injection stimulation.  Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls.  We expect to have cash commitments of $6,000 on this project during the year ending December 31, 2005, which we expect to pay with cash we currently have in the bank.

We have a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project.  The Pembina Prospect Well has been perforated and we are currently waiting for crews to frac the well, which is anticipated to occur during the second quarter of 2005.   Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

Unless we raise funds through the sale of our securities or through loans, we can not drill further wells which have not yet been paid for, or acquire new properties.  We expect to pay our expenses with the cash reserves that we currently have and with the revenue we earn.  There is no assurance that we will be able to raise adequate capital.

We have not received any significant revenue from operations during any of the three fiscal years immediately prior to the filing of this Report on Form 10-KSB. As of December 31, 2004, we had cash reserves of $1,310, which even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our common stock.

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

Results of Operations.

We have realized $17,126 in revenue from operations for the year ended December 31, 2004 compared to $16,828 for the year ended December 31, 2003.  The Statement of Operations for the year ended December 31, 2004 indicated a net loss of $961,641, compared to a net loss of $956,243 for the fiscal year ended December 31, 2003.

For the year ended December 31, 2003, we had total expenses from operations of $1,173,735. For the year ended December 31, 2004, we had total expenses of $973,343. The decrease of $200,392 resulted primarily from a decrease in consulting expenses. Consulting expenses at December 31, 2004 were $765,965 compared to $979,993 at December 31, 2003, the majority of these expenses were paid in shares of our common stock and stock options.

We have not realized significant revenue from operations.  We do expect to generate revenue from the Green Ranch Prospect, the Martex Prospect, and the Kerrobert Prospect during the 2005 fiscal year, though we cannot predict the amount of revenue that may be generated.

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

Item 7. Financial Statements

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS
Cash	$1,310	$7,747
Revenue receivable - oil and gas	1,727	3,819
TOTAL CURRENT ASSETS	3,037	11,566

PROPERTY AND EQUIPMENT, NET	11,425	3,677

OTHER ASSETS
Working interest in oil and gas properties	87,102	72,179
Less accumulated depreciation, depletion, amortization and impairment	(8,375)	-
TOTAL OTHER ASSETS	78,727	72,179

TOTAL ASSETS	$93,189	$87,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$165,960	$61,236
Related party payables	82,500	-
Loans from shareholders and affiliated entities	1,333	18,635
TOTAL CURRENT LIABILITIES	249,793	79,871

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized, $0.001 par value; 85,866,166 and 60,716,166 shares issued and outstanding, respectively	85,866	60,716
Additional paid-in capital	4,869,899	4,083,616
Subscriptions receivable	(96,197)	(82,250)
Accumulated deficit	(5,016,172)	(4,054,531)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(156,604)	7,551

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$93,189	$87,422

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

REVENUES - Oil and gas	$17,126	$16,828

COST OF REVENUES	3,484	11,209

GROSS PROFIT	13,642	5,619

EXPENSES
Exploration expense	7,066	36,528
Depreciation, amortization and depletion	11,118	517
Directors fees	21,175	45,000
Consulting	765,965	979,993
Legal and accounting	42,640	43,437
Meals and entertainment	27,675	3,921
Marketing and promotion	18,464	26,101
Travel	23,345	12,241
General and administrative	55,895	25,997
TOTAL EXPENSES	973,343	1,173,735

LOSS FROM OPERATIONS	(959,701)	(1,168,116)

OTHER INCOME (EXPENSE)
Internal gain on sale of securities	2,465	10,543
Loss on impairment of working interests in oil and gas properties	(4,405)	-
TOTAL OTHER INCOME (EXPENSE)	(1,940)	10,543

LOSS BEFORE INCOME TAXES	(961,641)	(1,157,573)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(961,641)	(1,157,573)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net	-	201,330

NET LOSS	$(961,641)	$(956,243)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	-	0.01
NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	72,311,999	39,754,083

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Deficit
	Number of Shares	Amount

Balance, January 1, 2003	22,466,166	$22,466	$2,737,300	$-	$(3,098,288)	$(338,522)

Issuance of stock options for consulting fees	-	-	76,000	-	-	76,000

Issuance of common stock for exploration expense	250,000	250	12,250	-	-	12,500

Issuance of common stock for the exercise of stock options for cash, payables and subscription receivables at an average of $0.03 per share	36,500,000	36,500	1,214,566	(82,250)	-	1,168,816

Issuance of common stock for the immediate exercise of stock options for cash of $45,000 for directors fees at an average of $0.027 per share	1,500,000	1,500	43,500	-	-	45,000

Net loss for the year ended December 31, 2003	-	-	-	-	(956,243)	(956,243)

Balance, December 31, 2003	60,716,166	$60,716	$4,083,616	$(82,250)	$(4,054,531)	$7,551

Issuance of options for consulting and directors fees	-	-	229,733	-	-	229,733

Subscriptions receivable paid	-	-	-	82,250	-	82,250

Issuance of common stock for the exercise of stock options for cash, payables and subscription receivables at an average of $0.02 per share	24,650,000	24,650	539,550	(96,197)	-	468,003

Issuance of common stock for consulting fees	500,000	500	17,000	-	-	17,500

Net loss for the year ended, December 31, 2004	-	-	-	-	(961,641)	(961,641)

Balance, December 31, 2004	85,866,166	$85,866	$4,869,899	$(96,197)	$(5,016,172)	$(156,604)

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(961,641)	$(956,243)
Loss (gain) from discontinued operations	-	(201,330)
Loss from continuing operations	(961,641)	(1,157,573)
Adjustments to reconcile net loss to net cash used by operating activities:
Internal gain on sale of securities	(2,465)	-
Loss on impairment of working interests in oil and gas properties	4,405	-
Depreciation, amortization and depletion	11,118	517
Stock issued for exploration expense	-	12,500
Stock issued for consulting fees	17,500	-
Stock options exercised for consulting fees	-	652,316
Stock options issued for directors fees	25,175	-
Stock options issued for consulting fees	204,558	76,000
Decrease in notes receivable, net	-	2,846
(Increase) decrease in revenue receivable	2,092	(3,287)
Increase in related party payables	82,500	-
Increase in accounts payable	179,724	13,505
Net cash used by operating activities	(437,034)	(403,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(10,491)	(3,794)
Purchase of working interest in oil and gas property	(19,328)	(40,735)
Net cash used by investing activities	(29,819)	(44,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	379,455	550,957
Payment on subscriptions receivable	82,250	-
Reimbursement of internal gain on sale of securities	2,465	10,543
Decrease in loans from shareholders and affiliated entities	(3,754)	(44,211)
Increase (decrease) in other loans payable	-	(61,952)
Net cash provided by financing activities	460,416	455,337

Change in cash	(6,437)	7,632

Cash, beginning of period	7,747	115

Cash, end of period	$1,310	$7,747

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for exploration expense	$-	$12,500
Stock options exercised for consulting fees	$-	$652,316
Stock options issued for directors fees	$25,175	$-
Stock options issued for consulting fees	$204,558	$76,000
Stock issued for consulting fees	$17,500	$-
Stock issued for related party loan	$13,548	$-
Stock issued for accounts payable	$75,000	$-
Loss on impairment of working interests in oil and gas properties	$4,405	$-

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Micron Enviro Systems, Inc., formerly Strathcona Capital Corp (hereinafter “the Company”), was incorporated in January 1998 under the laws of the State of Nevada primarily for the purpose of owning and operating a low cost housing project and acquiring technology related to the recycling of waste oil.  Later, the Company redirected its assets to acquiring an existing high tech manufacturing business.  In December 1998, the Company acquired the inventory and equipment of a company in receivership (Dustcheck Filters, Inc.).  During the year ending September 30, 2000, these assets were sold to a related party.

From February 1999 until December 2000, the Company operated a subsidiary in Alberta, Canada called Pinnacle Plastics Inc., which manufactured plastic storm and wastewater recharging chamber systems.  This subsidiary was discontinued in 2000 and subsequently sold in December 2003.

On May 29, 2001, the Company’s board of directors signed a participation agreement to purchase a working interest in an oil and gas well.  From the date of this transaction until December 31, 2003, the Company was deemed an oil and gas company in the exploration stage. During the year ended December 31, 2004, the Company determined the purpose of the Company will be to acquire working interests in oil and gas properties and entered operations.

The Company was formed in January 1998 and was in the exploration stage from May 19, 2001 through December 31, 2003. The year 2004 is the first year during which it is considered an operating company.

The Company maintains an office in Vancouver, British Columbia, Canada. The Company’s year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Micron Enviro Systems, Inc. is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements - Recent

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29,” (hereinafter “SFAS No. 153”).  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (hereinafter “SOP 04-2”).  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by  requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no material impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company has adopted SFAS No. 123 (R) after adopting SFAS No. 123 in prior years.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive.  As of December 31, 2004, the Company had stock options outstanding, equivalent to 7,550,000 common stock shares.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the last of which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

Environmental Remediation and Compliance

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.  At December 31, 2004, the Company had no accrued liabilities for compliance with environmental regulations.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52.  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. The Company’s functional currency is the U.S. dollar.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered material recurring losses from operations since inception. At December 31, 2004 the Company has an accumulated deficit of $5,016,172, negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

The Company’s management is currently exploring various oil and gas properties, which will, if successful, mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Impaired Asset Policy

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”  In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company has impaired two of its working interests in 2004. See Note 3.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted 10% per year over the first five years and 5% per year over the next 10 years.

On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.  On the retirement or sale of a partial unit of proven property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any unrecorded impairment if the property had been assessed individually.  If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

Property and Equipment

Property and equipment are recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line over the expected useful lives of the assets. In the years ended December 31, 2004 and 2003, depreciation expense was $2,743 and $517, respectively.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company had net deferred tax assets of approximately $1,700,000 calculated at an expected rate of 34%, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2004.  The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

	December 31, 2004	December 31, 2003
Net operating loss carryforward	$5,000,000	$2,400,000

Deferred tax asset	$1,700,000	$850,000
Deferred tax asset valuation allowance	$(1,700,000)	$(850,000)

At December 31, 2004 and 2003, the Company has net operating loss carryforwards of approximately $5,000,000 and $2,400,000, respectively, which expire in the years 2018 through 2024.  The change in net operating loss carryforward at December 31, 2004 is due to the loss in 2004 of approximately $1,000,000 and the recognition of prior stock and stock option grants in the amount of $1,600,000.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition

The Company recognizes oil and gas revenues when there is persuasive evidence that an arrangement exists, realization of cash payments to be received from oil and gas working interests has been determined, and collectibility is reasonably assured. Oil and gas revenues are recorded using the sales method.  Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

NOTE 3 – WORKING INTERESTS IN OIL AND GAS PROPERTIES

The Company’s oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment.  Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities. Micron’s working interests are primarily located in the United States (Texas) and Canada (Alberta and Saskatchewan). The Company’s oil and gas working interests are valued at the lower of cost or net realizable value.

United States

Stephens County, Texas - In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.  In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company’s net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003. In July 2003, the Company non-consented on the rework of the oil portion of the Z2 well and 400% of the Company’s portion of costs must be recovered before Micron begins receiving additional revenues. In February 2004, the Company also non-consented on the C-1 well and 500% of the Company’s portion of the costs must be recovered before Micron begins receiving revenues.

Jack and Palo Pinto County, Texas - In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc., whereby the Company paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project. The agreement also includes the re-entry and re-completion of Martex Ima Bridges well and the Kinder well.  Furthermore, in 2003, the Company paid $6,945 for 1% of all turnkey and recompletion costs attributed to the project.

In February 2004, the Company entered into an additional participation agreement with The Cumming Company, Inc., whereby the Company paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Marble Falls Rework Project. The Company paid a total of $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

In October 2004, the Company entered into an additional participation agreement with The Cumming Company, Inc., whereby the Company receives a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 – Re-Entry Project. The Company paid $2,610 for 1% of all turnkey and re-completion costs attributed to the project.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada.  In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement.

Viking Sands, Alberta - In November 2004, the Company entered into a participation agreement with Panterra Resource Corp. whereby the Company has the option to participate in a 1.67% gross (1% net) working interest. As of December 31, 2004, the Company did not make any payments on this agreement.

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter “Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. Subsequently, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by the Company paying Pemberton $1. As of December 31, 2004, the Company did not make any payments on this agreement.

Impaired or Abandoned Properties

Drayton Valley, Alberta - In September 2003, the Company entered into a letter agreement with Pemberton Energy Ltd. whereby the Company may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of the Company’s common stock. In October 2003, the Company’s board of directors issued the shares per the agreement. During the year ended December 31, 2004, Pemberton Energy Ltd. advised the Company the project had been dropped and, as such, the letter agreement was terminated.

Kern County, California - In October 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500. In the year ended December 31, 2003, the well was plugged. In the year ended December 31, 2004, the Company’s interest was expensed.

Muskogee County, Oklahoma - In October 2003, the Company entered into an agreement with Warpath Energy, Inc., whereby the Company may incur 5% of the costs of acquisition and work-over, estimated to be $17,500, for a 5% working interest in the Cloud Creek Project in Muskogee County, Oklahoma. In the year ended December 31, 2003, the operator, Warpath Energy, Inc., was unable to secure financing under the contract and the lease owner sold the property. This transaction terminated the agreement with Micron.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

Goliad County, Texas - In February 2004, the Company entered into a participation agreement with Fairchild International Corporation, whereby the Company may earn a 0.375% net revenue interest in an oil and gas property, the Manahuilla Creek Prospect located in Goliad County, Texas, for consideration of $1,500, incurring 0.5% and 0.375% of the costs associated with the test well operations and of the development of program lands, respectively. The Company paid a total of $5,000 towards the project.  During the year ended December 31, 2004, the Company abandoned the project.

Jones County, Texas - In July 2004, the Company entered into a participation agreement with Habanero Resources Inc., a related party, whereby the Company agreed to purchase a 1.5625% working interest in a re-entry oil and gas project in Jones County, Texas for turnkey costs of $2,967. In the year ended December 31, 2004, the Company was informed the well was not commercially successful and was issued a refund of $900.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. Rent expense for the years ended December 31, 2004 and 2003 was $7,885 and $4,116, respectively.

During the years ended December 31, 2004 and 2003, directors and an officer realized gains from the sale of personal holdings of the Company’s common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company, the realized gains, which are recorded as other income in the amounts of $2,465 and $10,543, in the Company’s 2004 and 2003 financial statements, respectively.

During the year ended December 31, 2004, the Company had $82,500 of related party payables for services rendered to the Company.

NOTE 5 – SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	December 31, 2004	December 31, 2003
Advances from G. Sewell	$-	$17,302
Advances from J. Gigliotti	1,333	1,333
Total loans	$1,333	$18,635

These amounts are uncollateralized, bear no interest and have no specific maturity.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

NOTE 6 – COMMON STOCK

In 2004, the Company issued 24,650,000 shares from the exercise of stock options for $379,455 cash, $96,197 for subscriptions receivable, $13,548 for a loan payable, and $75,000 for consulting services. The Company also issued 500,000 shares to a consultant for consulting services for $17,500.

In 2003, the Company issued 36,500,000 shares from the exercise of stock options for $550,957 cash, $82,250 subscriptions receivable, and $652,316 for consulting services. The Company also issued 1,500,000 shares of common stock for the exercise of options for directors’ fees of $45,000 and 250,000 shares for exploration expense for $12,500.

NOTE 7 – STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options for 2004: risk-free interest rate of 1.67 to 3.00%; volatility of 77 to 107%; and a life ranging from 3 months to 1 year.

For the year ended December 31, 2004, 33,250,000 stock options were granted to consultants and directors for services rendered for $229,733 and 24,650,000 stock options were exercised.

The fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options for 2003: risk-free interest rate of 4%; volatility of 82%; and a life ranging from 3 months to 5 years.

For the year ended December 31, 2003, 24,900,000 stock options were granted to consultants for services rendered, and 26,150,000 stock options were exercised.

In March 2004, the exercise price on 2,000,000 stock options was adjusted from $0.035 to $0.03. In June 2004, the exercise price on stock options totaling 1,000,000 was adjusted from $0.03 to $0.02. In August 2004, the exercise price on 500,000 stock options was adjusted from $0.027 to $0.02, and the exercise price on 100,000 stock options was adjusted from $0.03 to $0.02. In October 2004, the exercise price on 500,000 stock options was adjusted from $0.02 to $0.013. No additional expense resulted from the repricing of the exercise prices of the aforementioned options.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

In February 2004, the 2004 Stock Option Plan was implemented.  Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued. In August 2004, the 2004 Stock Option Plan B was implemented. Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued. In December 2004, the 2004 Stock Option Plan C was implemented. Under the plan, up to 10,000,000 shares of the Company’s common stock may be issued.

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	6,400,000	$0.08
Granted	26,050,000	0.02
Exercised	(26,650,000)	0.02
Expired	(1,500,000)	0.02
Outstanding and exercisable at December 31, 2003	4,300,000	0.02
Granted	33,250,000	0.03
Exercised	(24,650,000)	0.03
Expired	(5,350,000)	0.03
Outstanding and exercisable at December 31, 2004	7,550,000	$0.02

Weighted average fair value of options granted during the period ended December 31, 2004		$0.01

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	950,000	$0.02	200,000
2003 Nonqualified Stock Option Plan C	100,000	$0.03	-
2004 Nonqualified Stock Option Plan	1,000,000	$0.03	-
2004 Nonqualified Stock Option Plan B	-	-	5,850,000
2004 Nonqualified Stock Option Plan C	5,500,000	$0.03	2,500,000
Total	7,550,000		8,550,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Environmental Issues

The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  In the Company’s acquisition of existing or previously drilled wells, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

The Company could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries, fines and sanctions, as a result of any violations or liabilities under environmental or other laws.  Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.  In the course of routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials do occur, and the Company may incur costs for waste handling and environmental compliance.

Capital Commitments

At December 31, 2004, the Company’s future capital commitments are dependent upon the Company’s decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

Liabilities of Discontinued Pinnacle Plastics, Inc. (“PPI”)

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

Consulting Agreements

In February 2004, the Company entered into a six-month consulting agreement with a consultant for 1,000,000 shares of common stock.  In July 2004, the agreement was cancelled. As of December 31, 2004, the Company had issued a total of 500,000 shares of common stock valued at $17,500 to the consultant. No additional shares of common stock will be issued in connection with the agreement.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

As of December 31, 2003, all prior consulting agreements entered into by the Company have been cancelled with any prepaid amounts having been retained by the affected consultants and any amounts owed to the consultants having been subsequently paid per the contracts.

NOTE 9 – SUBSEQUENT EVENTS

Equity Transactions

Subsequent to December 31, 2004, 8,800,000 stock options were granted to consultants for services rendered.  Directors, officers and consultants exercised 11,500,000 options at an average of $0.027 per share for cash payments totaling $234,900 and promissory notes totaling $79,500.

Participation Agreement

In March 2005, the Company entered into a participation agreement with Black Creek Resources Ltd., whereby the Company receives a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. The Company paid $500 in Canadian dollars as a geological fee to earn this interest, as well as $23,806 in Canadian dollars for its share of the cash call on the test well.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of December 31, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Bernard McDougall	57	President & Director
Stephen J. Amdahl	59	Director
Conrad Clemiss	36	Director
Negar Towfigh	32	CFO & Secretary

Bernard McDougall, who has also used the name Bernard Urry, is 57 years old.  Since September 20, 2001, he has been our president and a director.  He currently resides in Vancouver, British Columbia, Canada.  From 1977 to the present Mr. McDougall has owned and operation his own meat distribution business.  Mr. McDougall is not a director or officer of any other reporting issuer.

Stephen Amdahl is 59 years old. Since September 20, 2001, he has been one of our directors. He currently resides in Portland, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969.  From April 2004 to present he has served as Secretary-Treasurer of Home Range, Inc.  an Oregon Corporation.  Prior experience from 1998 includes being President of Lo-Tech Pharmaceuticals, Inc.  and LTP, Inc. of Oregon, and VP of Simulator Systems, Inc. of Oregon from 1995 to 1999.  He is not an officer or director of any other reporting issuer.

Conrad Clemiss is 36 years old.  Since May 2002, he has been one of our directors.  He has over 19 years of experience in the securities industry.  He has been a director of Golden Patriot, Corp. since March 1999 and its president since September 2003.   Mr. Clemiss has knowledge and experience of the workings of publicly traded companies, specifically in the areas of investor relations and business development.  Besides Golden Patriot, Corp., he is not an officer or director of any other reporting issuer.

Negar Towfigh is 32 years old.  She has been our Secretary since May 28, 2002 and our Chief Financial Officer since June 7, 2002.  From May 4, 2000 to the present, she has served as a director of Habanero Resources Inc.  She has been the Corporate Secretary of Golden Patriot, Corp. since February 19, 1999.  Ms. Towfigh runs her own consulting firm, where she specializes in consulting and structuring start-up companies.  She graduated from the University of British Columbia with a Bachelor of Commerce in Finance in 1995.  Besides Habanero Resources Inc. and Golden Patriot, Corp., she is not an officer or director of any other reporting issuer.

Family Relationships. There are no family relationships among our directors and officers.

Involvement in Certain Proceedings.  During the last five years none of our officers or directors have been involved in any events that are material to an evaluation of the ability or integrity of these persons.

Audit Committee. We do not currently have an audit committee.

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2004, except as set forth below.

Bernard McDougall was required to file a Form 4 in connection with the exercise of stock options by August 12, 2004, however he filed it on August 18, 2004.  Negar Towfigh was required to file a Form 4 in connection with the exercise of stock options by January 7, 2004, however she filed the Form 4 on January 8, 2004.  Stephen Amdahl was required to file a Form 4 in connection with the sale of common shares by December 21, 2004, however he filed it on December 23, 2004.

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $100,000 during the years ending December 31, 2004, 2003 and 2002.

		Annual Compensation
					Payouts
					Securities
					Underlying
					Options/
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other ($) (1)	SARs (#)

Bernard McDougall	2004	0	0	45,000	1,000,000
President & Director	2003	0	0	16,200	1,000,000
	2002	0	0	0	1,000,000

(1) Bernard McDougall’s privately owned company, MBMC Investments Ltd., accrued management fees of $5,000 a month from April 2004 to December 2004.

Compensation of Directors. Our directors who are also employees receive no extra compensation for their service on our Board of Directors other than the grant of stock options.

Stephen Amdahl was granted 100,000 stock options in February 2004 for services rendered as our director with an exercise price of $0.03, which in August 2004 were amended to an exercise price of $0.02.  These stock options were not exercised during the year ended December 31, 2004.

In April 2004, Bernard McDougall and Conrad Clemiss were each granted 500,000 stock options for services rendered as our directors with an exercise price of $0.03, which were re-priced to $0.02 in June 2004.   Mr. McDougall exercised 250,000 of these stock options during the year ended December 31, 2004, his remaining 250,000 stock options and all of Mr. Clemiss’ stock options expired, unexercised.

In October 2004, Bernard McDougall and Conrad Clemiss were each granted 500,000 stock options for services rendered as our directors with an exercise price of $0.012.  None of these stock options were exercised during the year ended December 31, 2004.

In December 2004, Stephen Amdahl was granted 200,000 stock options for services rendered as our director with an exercise price $0.03.   These stock options were not exercised during the year ended December 31, 2004.

Employment Contracts. We have not entered into any employment contracts with any named executive officer.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our Named Executives for the year ended December 31, 2004:

	Individual Grants
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date
Bernard McDougall	500,000	1.5%	0.02	0.023	Sept. 16, 2004 ‚
Bernard McDougall	500,000	1.5%	0.012	0.013	Apr. 3, 2005 ƒ

 Originally granted with an exercise price of $0.03 on April 12, 2004

‚ Originally were to expire on July 11, 2004 before being extended on June 18, 2004

ƒ Originally were to expire on January 3, 2005 before being extended on December 16, 2004

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for our Named Executives held by them at December 31, 2004:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Bernard McDougall	250,000	5,000	500,000/Nil	$20,000/Nil

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class…
$0.001 Par Value Common Stock	Bernard McDougall	500,000 	1%
$0.001 Par Value Common Stock	Conrad Clemiss	500,000‚	1%
$0.001 Par Value Common Stock	Stephen Amdahl	600,000ƒ	1%
$0.001 Par Value Common Stock	Negar Towfigh	800,000„	1%
$0.001 Par Value Common Stock	All officers and directors as a group	2,400,000	5%

Mr. McDougall has the right to acquire 500,000 common shares from the exercise of options within 60 days of the date of this table.

‚Mr. Clemiss has the right to acquire 500,000 common shares from the exercise of options within 60 days of the date of this table.

ƒMr. Amdahl has the right to acquire 600,000 common shares from the exercise of options within 60 days of the date of this table.

„ Miss. Towfigh has the right to acquire 800,000 common shares from the exercise of options within 60 days of the date of this table.

… Based upon 85,866,166 common shares outstanding as of December 31, 2004 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	7,550,000	$0.02	8,550,000
Total	7,550,000	$0.02	8,550,000

Item 12. Certain Relationships and Related Transactions.

Transactions with Promoters. There were no transactions with promoters.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

Certain shareholders, including Jason Gigloitti, have loaned funds and paid expenses on our behalf.  Rodney Hope, the former president and one of our current shareholders is also the former president and shareholder of Tangle Creek Cattle Co.

We occupy office space provided by one of our officer’s.  In March 2003, we reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.

We have also granted options to various directors and officers during the year ended December 31, 2004, please refer to the Stock Option section under Item 5 for further detail.

During the year ended December 31, 2004, one of our directors realized gains from the sale of personal holdings of our common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved director remitted the realized gains to us, which are recorded as other income in the amount of $2,465.

During the year ended December 31, 2004, we had $82,500 of related party payables for services rendered.

In March 2003, we entered into a participation agreement with Patch Energy Inc.  This was a related party transaction at the time of the agreement as the president of Patch Energy Inc., David Stadnyk, was also one of our consultants.   We subsequently entered into a participation agreement with Habanero Resources Inc., whereby we assigned them 30% of our interest.  Habanero Resources Inc. is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.

Item 13. Exhibits

a) Exhibits

Exhibit No.

3.1       Articles of Incorporation

           (Charter Document)

3.2       Amendment to Articles of Incorporation

3.3       Bylaws

10.1

Participation Agreement with Habanero Resources Inc. dated July 14, 2004

10.2

Participation Agreement with the Cumming Company dated October 7, 2004

10.3

Agreement with the Cumming Company dated October 2004

10.4

Participation Agreement with Panterra Resources Corp. dated November 30, 2004

10.5

Agreement with Pemberton Energy Ltd. dated December 17, 2004

10.6

Participation Agreement with Black Creek Resources Ltd. dated March 15, 2005

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

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Previously filed as Exhibits to Registration Statement on Form 10-SB on May 13, 1999

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit services consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings.  During fiscal year 2003 and 2004, audit fees paid to Williams & Webster, P.S. were $13,869 and $32,370, respectively.

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

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	April 14, 2005
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	April 14, 2005
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	April 14, 2005
By: /s/ Conrad Clemiss Conrad Clemiss Director	April 14, 2005