Form 10KSB/A
period 2004-12-31
MICRON ENVIRO SYSTEMS INC
filed 2005-04-22
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Item 7. Financial Statements

The Board of Directors

Micron Enviro Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Micron Enviro Systems, Inc. (a Nevada corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses in recent years, has limited cash resources and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 8, 2005

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

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director April 22, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	April 22, 2005
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	April 22, 2005
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	April 22, 2005
By: /s/ Conrad Clemiss Conrad Clemiss Director	April 22 2005