Form 10KSB/A
period 2004-12-31
MICRON ENVIRO SYSTEMS INC
filed 2005-05-11
CIK 1082285

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

Yes_______

No    X

PART I

Item 1. Description of Business.

Our Development. We were originally incorporated in Nevada on January 23, 1998 as “Strathcona Capital Corp.”  On January 22, 1999, we changed our name to “Micron Enviro Systems, Inc.”

Our executive offices are located at 789 West Pender Street, Suite 1205, Vancouver, British Columbia, Canada V6C 1H2.  Our telephone number is (604) 646-6903.

Our Current Business. We were an exploration stage oil and gas company from May 19, 2001 though to December 31, 2003.  Since January 1, 2004, we have been considered an operating company.

Green Ranch Prospect

In February 2002, we subscribed with Krause Chemical Ltd. for a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas (“Green Ranch Prospect”).  In consideration, we paid $45,548 for the initial well, $102,483 for the subsequent four wells, as well as for our proportionate share of the balance of the drilling and completion costs.  The first well, the Z1 Well, was drilled and is currently producing gas.  On November 27, 2002, for consideration of $10,000, we increased our net revenue interest in the second well, the Z2 Well, from 2.5% to 3.9%, while our working interest remained at 5%.  The Z2 Well was also successfully drilled and was previously producing both oil and gas.  However, in June 2003, we did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs must be recovered before we can collect our 3.9% net revenue interest in that well.  As the Z2 Well is currently producing a very small amount of gas, we do not expect to generate revenue from the well.  In February 2004, we also elected not to consent to the drilling of another well on the Green Ranch Prospect, the C-1 Well.  As we did not consent to the drilling, we incurred no costs related to the drilling of this well, however, we could receive revenue from this well only after 500% of our portion of the drilling costs were recovered.  Regardless, the operator decided to abandon the C-1 Well in April 2004.  The operator will not allow us to participate in any further wells that may be drilled on this prospect since we non-consented on the last two wells and do not intend to participate on drilling any further wells on this prospect.

Kerrobert Prospect

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the “Kerrobert Project”) for consideration of incurring up to 5% of the costs associated with the drilling program. This was a related party transaction at the time of the agreement as the president of Patch Energy Inc., David Stadnyk, was also one of our consultants.  In May 2003, we entered into a participation agreement with Habanero Resources Inc. (“Habanero”), whereby we assigned Habanero 30% of our net revenue interest, in exchange for Habanero paying 30% of our exploration and drilling costs.   Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.  As such, we currently maintain a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  A total of nine wells have been drilled and completed on this property, and all nine wells are currently producing oil.

Martex Prospect

In September 2003, we entered into a participation agreement with The Cumming Company, Inc., whereby we paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls

Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”).  That participation agreement includes the re-entry and re-completion of the Martex Ima Bridges #2 Well and the Kinder #1 Well.  We have paid $6,945 to date for our share of costs attributed to those wells.

In February 2004, we entered into an additional participation agreement with The Cumming Company, Inc., whereby we paid $750 for a 1% working interest and 0.8% net revenue interest in five additional wells on the Martex Prospect, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well, and the Boley Well. We have paid a total of $15,968 to date for our share of costs attributed to those wells.

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 Well re-entry project.  A copy of this participation agreement is included in this report as Exhibit 10.2.  We have paid $2,610 to date for our share of costs attributed to the project.

We have drilled seven wells on the Martex Prospect, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Martex Ima Bridges #2 Well was successfully completed and is producing oil and gas.  The Henderson #3 Well has been completed and it is now producing gas.  Completion work on the Wimberley #3 Well has been completed and it is now producing gas.  The Wimberley #5 Well has been completed and it is now producing gas.  The Wimberley #7 Well has been completed and it is now producing gas.  On April 12, 2004, we received a buy-out offer on the Martex Ima Bridges #2 Well from Lexus Gas Corporation but decided to reject it.

In October 2004, we entered into an agreement with The Cumming Company, Inc. to exchange our 1% working interest and 0.8% net revenue interest in the Kinder #1 Well, which, at the time, was drilled but not fraced, and the Boley Well, which, at the time, was not drilled, for a 1% working interest and 0.8% net revenue interest in the Stuart 61 #1 and Stuart 61 #6 Wells, neither of which had been drilled.  A copy of this agreement is included in this report as Exhibit 10.3.  As we had paid for our share of costs on the Kinder #1 Well and the Boley Well, we did not have to pay any additional cost to drill the Stuart 61 #1 and Stuart 61 #6 Wells, and we expect that those wells will be drilled during the second quarter of 2005.

Subsequent to December 31, 2004, the Stuart 60 #8 Well was drilled and fraced and the well is currently being tested.

Redwater Prospect

In November 2004, we entered into a participation agreement with Panterra Resources Corp. whereby we have the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta.  A copy of this participation agreement is included in this report as Exhibit 10.4.  We have not  received any cash calls on this prospect or made any payments on this prospect.

Enchant Prospect

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. (“Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well on the Enchant Prospect in consideration for a 50% payment of the rework of that well. This option is to be exercisable by us paying Pemberton the sum of $1. A copy of this agreement is included in this report as Exhibit 10.5.  The agreement allows for Pemberton to subsequently re-acquire one half of the 50%

working interest and a 50% revenue interest before royalties. Subsequent to the year ended December 31, 2004, Pemberton elected to re-acquire one half of our interest, resulting in us holding a 25% working interest and a 25% revenue interest before royalties. Subsequent to the year ended December 31, 2004, we exercised the option and also made payments of approximately $6,000 for our share of costs on the Enchant Prospect and the Enchant Well.  The Enchant Well was re-worked and was flowing oil, however, at this time the production of this well has been stopped to analyze factors related to this well.

Subsequent Events. Subsequent to the year ended December 31, 2004, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. A copy of this participation agreement is included in this report as Exhibit 10.6.  We paid approximately $400 as a geological fee to earn this interest, as well as approximately $19,000 for our share of the costs of the test well.  This agreement calls for a re-work of a well.

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

Employees. We do not currently have any employees. Due to our lack of funding, we anticipate that we will require very few, if any, employees during the next fiscal year. Therefore, we do not anticipate any material change in the number of employees during the next 12 months.  As we have no employees, we use independent contractor  consultants to locate and negotiate agreements with regards to oil and gas properties; to advise and provide recommendations regarding our existing oil and gas properties; to correspond with operators of oil & gas properties, accountants, transfer agent and legal counsel; and to perform accounting and other administrative tasks.

Our Prior & Discontinued Businesses. We were originally incorporated for the purposes of manufacturing low cost housing in Argentina and to develop waste oil recycling technology in Canada and the United States. After conducting our due diligence, we decided to shift the focus of our business to the recycling of hydraulic oil. We then completed the research and development of technology designed to recycle hydraulic oil. We also completed a market analysis and feasibility study regarding the recycling of hydraulic oil.  We then determined that it was not in our best interests or our shareholders to conduct this type of business.

On or about December 24, 1998, pursuant to a loan agreement, we acquired from Tangle Creek Cattle Co., a Canadian corporation ("Tangle Creek"), all of the assets of Tangle Creek including, but not limited to, all of the equipment and inventory of Dustcheck Filters, Inc. ("Dustcheck"). At the time this transaction was entered into, it was a related party transaction, in that Rodney Hope was our president and director as well as being president and a shareholder of Tangle Creek.  By separate agreement, we acquired the right to technology and intellectual property relating to a re-usable, non-mechanical electro-static air filter ("Filter") that cleans and sanitizes circulated air at the supply point of a building's heating, ventilating, or air conditioning system. We also performed research and development related to an all-purpose cleaning mitt ("Mitt").

However, after we completed a feasibility and market analysis of the Filter project, we made the decision that the Filter project was not commercially viable and we sold back to Tangle Creek all the assets we acquired from Tangle Creek, including, but not limited to, all of the equipment and inventory of Dustcheck. In exchange for such assets, Tangle Creek paid us an agreed upon amount of cash and a note receivable for $9,768.  During the year ended December 31, 2003, however, that entire note was written off as uncollectible.

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

At March 31, 2003, we reclassified the $201,330 of net liabilities of discontinued operations to commitments and contingencies.  On December 15, 2003, we sold the stock of Pinnacle Plastics, Inc. for consideration of one dollar to Radical Capital Ltd.  We received confirmation from the Bank of Nova Scotia and outside counsel that the bank loan could not be asserted as our obligation.  We removed the aforementioned $201,330 from our balance sheet at December 31, 2003 and recorded a gain from discontinued operations in the same amount.

On May 29, 2001, our board of directors signed a participation agreement to purchase a working interest in an oil and gas well in Fresno, California.  Specifically, the participation agreement with Andromeda Investments Ltd. provided for a 5% working interest in the Coalinga Nose Prospect located in Fresno County, California.  In exchange for the 5% working interest, we issued five million shares of our common stock, valued at $0.10 per share.  Those shares were issued on August 7, 2001.  Due to our lack of ability to make required cash calls during the quarter ended September 30, 2001, the aforementioned working interest was reduced to 2.5%.  The well drilled on the property was unsuccessful and the costs associated with this project have been written-off.  During the year ended December 31, 2002, the project was abandoned.

On October 7, 2002, we entered into an assignment agreement with First Goldwater Resources Inc., whereby we acquired a 5% working interest and a 3.875% net revenue interest in the 12-10 Well located in Kern County, California for $2,500.  The rights we acquired included the Pulv and Olcese Prospect.  During the year ended December 31, 2003, the 12-10 Well was plugged and abandoned and we also lost our rights to the Pulv and Olcese Prospect.

In September 2003, we entered into a letter agreement with Pemberton whereby we could purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, in exchange for 250,000 shares of our common stock. In October 2003, our board of directors approved the share issuance pursuant to the agreement and 250,000 restricted common shares were issued.  During the year ended December 31, 2004, we were advised by Pemberton that the project had been dropped and, as such, the letter agreement was terminated.

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

In July 2004, we entered into a participation agreement with Habanero Resources Inc., a related party, whereby we agreed to purchase a 1.5625% working interest in a re-entry oil and gas well project in Jones County, Texas for turnkey costs of $2,967. In the year ended December 31, 2004, we were informed that the well was not commercially successful and we were issued a refund of $900.

Certain Definitions.

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

Liquidity and Capital Resources.

As of December 31, 2004, we had current assets of $3,037 and current liabilities of $249,793 as compared to current assets of $11,566 and current liabilities of $79,871 as of December 31, 2003.  As such, as of December 31, 2004, we had a working capital deficit of $238,368 as compared to a working capital deficit of $68,305.  The increase in the working capital deficit between the two periods is primarily due to an increase in accounts payable and related party payables.  The majority of the accounts payable are unpaid consulting fees.  Our total assets increased from $87,422 at December 31, 2003 to $93,189 at December 31, 2004, mainly due to the increase in our working interest in oil and gas properties from $72,179 to $87,102, and our net property and equipment from $3,677 to $11,425, which was due to purchases of computers.  Our current liabilities increased from $79,871 at December 31, 2003 to $249,793 at December 31, 2004, primarily due to an increase in accounts payable and related party payables.

During the year ended December 31, 2004, our operating activities used cash of $437,034, the majority of which consisted of our net loss of $961,641, partially offset by an increase in accounts payable of $179,724 and stock options issued for consulting fees of $204,558 as well as other items.  During the year ended December 31, 2003, our operating activities used cash of $403,176, the majority of which consisted of our net loss of $956,243 and our gain from discontinued operations of $201,330, partially offset by stock options issued for consulting fees of $76,000 and stock options exercised for consulting fees of $652,316 as well as other items.

During the years ended December 31, 2004 and 2003, our investing activities used cash of $29,819 in 2004 and $44,529 in 2003, the uses of cash in both periods attributable to investments in assets and working interests in oil and gas properties.

During the year ended December 31, 2004, our financing activities provided us $460,416, the majority of which consisted of cash of $379,455 paid to us in connection with the exercise of stock options.  We have been financing our operations primarily through the issuance of common stock.  During the year ended December 31, 2003, our financing activities provided us $455,337, the majority of which consisted of cash of $550,957 paid to us in connection with the exercise of stock options, which amount was offset by decreases in loans from shareholders and affiliated entities of $44,211 and decrease in other loans of $61,952.

We expect total cash commitments for the year ended December 31, 2005 to be approximately $680,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  Specifically, we currently have a 25% working interest on the Enchant Prospect in Alberta.  We expect to have cash commitments of $6,000 on this project during the year ending December 31, 2005, which we expect to pay with cash we currently have in the bank.  As of December 31, 2004, we did not have sufficient resources at the present time to fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

Additionally, during the year ended December 31, 2005, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

We have a 2.5% net revenue interest in the Z1 Well located on the Green Ranch Prospect.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

•

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

•

We have a 1% working interest in the Martex Prospect located in Jack County and Palo Pinto Counties, Texas.  We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We plan on drilling two more wells on this prospect during the second quarter of 2005.  We have already made all our cash commitments on this project during the years ended December 31, 2004 and December 31, 2003, and do not expect to have any cash commitments on this project during the year ending December 31, 2005.

•

We have a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project.  Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

We plan to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations.  We plan to raise funds through the sale of our securities or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our securities or through loans, we cannot drill further wells that have not yet been paid for, or acquire new properties.    There is no assurance that we will be able to raise adequate capital.

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

Results of Operations.

Our Statement of Operations for the year ended December 31, 2004 indicated a net loss of $961,641 ($0.01 per common share), compared to a net loss of $956,243 for the fiscal year ended December 31, 2003 ($0.03 per common share).  We have realized $17,126 in revenue from operations for the year ended December 31, 2004 compared to $16,828 for the year ended December 31, 2003.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Green Ranch Prospect, the Martex Prospect, and the Kerrobert Prospect during the 2005 fiscal year, though we cannot predict the amount of revenue that may be generated.

For the year ended December 31, 2003, we had total expenses from operations of $1,173,735. For the year ended December 31, 2004, we had total expenses of $973,343. The decrease of $200,392 resulted primarily from a decrease in consulting expenses. Consulting expenses for the year ended December 31, 2004 were $765,965 compared to $979,993 for the year ended December 31, 2003.  The consulting expenses for the years ended December 31, 2004 and 2003 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  The consulting expenses decreased due to the Black-Scholes valuation of stock options granted and exercised, which decreased due to the decrease in our stock price.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options in the year ended December 31, 2004, and in stock options and the issuance of common shares in the year ended December 31, 2003.  The overall decrease in expenses for the year ended December 31, 2004 was offset by the $201,330 gain from discontinued operations during 2003, leading to nearly equal net losses for the two periods.

In connection with our properties, exploration expenses decreased from $36,528 for the year ended December 31, 2003 to $7,066 for the year ended December 31, 2004.  This is partly attributable to some exploration expenses being paid during the year ended December 31, 2003, for exploration activities that occurred during the year ended December 31, 2004.  This is also attributable to us utilizing the successful efforts method of accounting for oil and gas producing activities starting for the year ended December 31, 2004.  This resulted in $87,102 of our working interests in oil and gas properties being capitalized, while there was a depletion cost of $8,375.  In the year ended December 31, 2004, we recorded $11,118 in depreciation, amortization and depletion expense related to our oil and gas production compared with $517 in the year ended December 31, 2004.

General and administrative expenses for the year ended December 31, 2004 were $55,895 compared to $25,997 at December 31, 2003.  Also, travel expenses and meals and entertainment for the year ended

December 31, 2004 were $23,345 and $27,675, respectively, compared to $12,241 and $3,921, respectively, for the year ended December 31, 2003.  The general and administrative expenses did not increase, as all general and administrative expenses were grouped together for the year ended December 31, 2003, as opposed to being divided into additional categories for the year ended December 31, 2004, due to our changing from an exploration stage company to an operating company.  However, director’s fees for the year ended December 31, 2004 were $21,175, compared to $45,000 for 2003.  Those expenses decreased due to the Black-Scholes valuation of stock options granted and exercised, which decreased due to the decrease in our stock price.

 Off Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by	Nil	Nil	Nil

security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	7,550,000	$0.02	8,550,000
Total	7,550,000	$0.02	8,550,000

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

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director May 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	May 9, 2005
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	May 9, 2005
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	May 9, 2005
By: /s/ Conrad Clemiss Conrad Clemiss Director	May 9, 2005