Form 10QSB
period 2005-03-31
MICRON ENVIRO SYSTEMS INC
filed 2005-05-16
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

604-646-6903

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (   ) No

There were 98,366,166 common shares outstanding of as of May 10, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$25,650	$1,310
Revenue receivable - oil and gas	3,268	1,727
TOTAL CURRENT ASSETS	28,918	3,037

OTHER ASSETS
Working interest in oil and gas property, net of depletion	95,993	78,727
Property, net of depreciation	10,595	11,425
TOTAL OTHER ASSETS	106,588	90,152

TOTAL ASSETS	$135,506	$93,189

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$73,494	$165,960
Related party payables	87,756	82,500
Loans from shareholders and affiliated entities	1,333	1,333
TOTAL CURRENT LIABILITIES	162,583	249,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 67,816,166 and 60,716,166 shares
issued and outstanding, respectively	98,366	85,866
Additional paid-in capital	5,285,299	4,869,899
Subscriptions receivable	(107,298)	(96,197)
Accumulated deficit during exploration stage	(5,303,444)	(5,016,172)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,077)	(156,604)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$135,506	$93,189

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2005		2004
	(unaudited)		(unaudited)

REVENUES - Oil and gas	$10,388		$3,708

COST OF REVENUES	7,148		1,096

GROSS PROFIT	3,240		2,612

EXPENSES
Exploration expense	7,993		21,718
Directors' fees	33,500		8,175
Consulting	240,705		237,250
Legal and accounting	10,892		4,291
General and administrative	23,757		30,872
TOTAL EXPENSES	316,847		302,306

LOSS FROM OPERATIONS	(313,607)		(299,694)

OTHER INCOME (EXPENSE)
Realized gains on director's sale of securities	26,335		2,465
TOTAL OTHER INCOME	26,335		2,465

LOSS BEFORE INCOME TAXES	(287,272)		(297,229)

INCOME TAX EXPENSE	-		-

NET LOSS	$(287,272)		$(297,229)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations $	nil	$	nil
Discontinued operations $	nil	$	nil
NET LOSS PER COMMON SHARE $	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	94,299,499		64,910,671

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287,272)	$(297,229)
Adjustments to reconcile net loss to net cash used
by operating activities:
Realized gain on director's sale of securities	(26,335)	(2,465)
Depreciaton and amortization	3,008	559
Stock issued for consulting expense	-	17,500
Stock options exercised for consulting fees	-	45,150
Stock options issued for directors' fees	-	8,175
Stock options issued for consulting fees	88,500	36,150
(Increase) decrease in prepaid expense	-	(1,770)
(Increase) decrease in revenue receivable	(1,541)	806
Increase (decrease) in accounts payable	(92,466)	31,898
Increase (decrease) in accounts payable-related party	5,256	-
Net cash provided (used) by operating activities	(310,850)	(161,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	(6,890)
Purchase of working interest in oil and gas property	(19,444)	-
Net cash provided (used) by investing activities	(19,444)	(6,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	255,988	105,100
Payment of subscriptions receivable	72,311	59,000
Loans from shareholders and affiliated entities	-	(3,754)
Realized gain on director's sale of securities	26,335	2,465
Net cash provided (used) by financing activities	354,634	162,811

Change in cash	24,340	(5,305)

Cash, beginning of period	1,310	7,747

Cash, end of period	$25,650	$2,442

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for consulting expense	$-	$17,500
Stock options exercised for consulting fees	$-	$45,150
Stock options issued for directors' fees	$-	$8,175
Stock options issued for consulting fees	$88,500	$36,150

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 2005 are not necessarily indicative of the results of operations expected at the year ending December 31, 2005.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2005, the Company has an accumulated deficit of $5,303,444 from the exploration stage and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2005, the Company had stock options outstanding, equivalent to 3,750,000 common stock shares.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2005

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

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES

The Company's oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment.  Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. Micron's working interests are primarily located in the United States (Texas) and Canada (Alberta and Saskatchewan). The Company's oil and gas working interests are valued at the lower of cost or net realizable value.

United States

Stephens County, Texas - In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in a proposed 15-well oil and gas project in Stephens County, Texas.  In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company's net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003. In July 2003, the Company non-consented on the rework of the oil portion of the Z2 well and 400% of the Company's portion of costs must be recovered before Micron begins receiving additional revenues. In February 2004, the Company also non-consented on the C-1 well and 500% of the Company's portion of the costs must be recovered before Micron begins receiving revenues.

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2005

In February 2004, the Company entered into an additional participation agreement with The Cumming Company, Inc., whereby the Company paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Marble Falls Rework Project. The Company paid a total of $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

In October 2004, the Company entered into an additional participation agreement with The Cumming Company, Inc., whereby the Company receives a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 - Re-Entry Project. The Company paid $2,610 for 1% of all turnkey and re-completion costs attributed to the project.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada.  In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement.  No payments have been made or are due on this property as of the three months ended March 31, 2005.

Viking Sands, Alberta - In November 2004, the Company entered into a participation agreement with Panterra Resource Corp. whereby the Company has the option to participate in a 1.67% gross (1% net) working interest. As of March 31, 2005, the Company did not make any payments on this agreement.

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter "Pemberton") to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. Subsequently, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by the Company paying Pemberton $1. As of March 31, 2005, the Company paid $4732 on this agreement.

Pembina, Alberta - In March 2005, the Company entered into a participation agreement with Black Creek Resources Ltd., whereby the Company receives a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. The Company paid $500 in Canadian dollars as a geological fee to earn this interest, as well as $23,806 in Canadian dollars for its share of the cash call on the test well.

Impaired or Abandoned Properties

Drayton Valley, Alberta - In September 2003, the Company entered into a letter agreement with Pemberton whereby the Company may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of the Company's common

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2005

stock. In October 2003, the Company's board of directors issued the shares per the agreement. During the year ended December 31, 2004, Pemberton Energy Ltd. advised the Company the project had been dropped and, as such, the letter agreement was terminated.

Kern County, California - In October 2002, the Company purchased a 5% working interest and a 3.875% net revenue interest in an oil well and gas project in Kern County, California from a related party for $2,500. In the year ended December 31, 2003, the well was plugged. In the year ended December 31, 2004, the Company's interest was expensed.

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

During the three months ended March 31, 2005, three directors realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company the realized gains, which have been recorded as other income in the amount of $26,335 in the accompanying financial statements.

See Note 2 for related party transactions regarding Habanero Resources, Inc. and Note 4 for shareholder loans.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2005

NOTE 4 - SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	March 31, 2005	December 31, 2004
Loans from Jason Gigliotti	$1,333	$1,333
Total loans from shareholders	$1,333	$1,333

These amounts are uncollateralized, bear no interest and have no specific maturity.

NOTE 5 - COMMON STOCK

In the three months ended March 31, 2005, the Company issued 12,500,000 shares from the exercise of stock options for $259,900 cash and $79,500 for subscriptions receivable.

NOTE 6 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options for 2005: risk-free interest rate of 1.67 to 3.5%; volatility of 20 to 107%; and a life ranging from 3 months to 1 year.

For the three months ended March 31, 2005, 8,800,000 stock options were granted to consultants for services rendered and 5,900,000 stock options were exercised.

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

The following is a summary of stock options:

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2005

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,300,000	$0.03
Granted	33,250,000	0.03
Exercised	(24,650,000)	0.03
Expired	(5,350,000)	0.03
Outstanding and exercisable at December 31, 2004	7,550,000	$0.02
Granted	8,800,000	0.03
Exercised	(12,500,000)	0.02
Expired	(100,000)	0.02
Outstanding and exercisable at March 31, 2005	3,750,000	$0.03
Weighted average fair value of options granted during the period ended March 31, 2005		$0.03

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	650,000	$0.05	200,000
2004 Nonqualified Stock Option Plan B	900,000	$0.03	-
2004 Nonqualified Stock Option Plan C	2,200,000	$0.04	500,000
Total	3,750,000		700,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Environmental Issues

The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  In the Company's acquisition of existing or previously drilled wells, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2005

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

NOTE 8 - SUBSEQUENT EVENTS

The Company does not have material subsequent events to report.

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2005, we had current assets of $28,918 and current liabilities of $162,583 as compared to current assets of $3,037 and current liabilities of $249,793 as of December 31, 2004.  As such, as of March 31, 2005, we had a working capital deficit of $133,665 as compared to a working capital deficit of $246,756 as of December 31, 2004.  The majority of the current liabilities as March 31, 2005 were related party payables, as opposed to the majority of the current liabilities were comprised of accounts payable as of December 31, 2004.  Our total assets increased from $93,189 at December 31, 2004 to $135,506 at March 31, 2005, mainly due to the increase in cash from $1,310 to $25,650, and due to our working interest in oil and gas properties, net of depletion from $78,727 to $95,993.  Our current liabilities decreased from $249,793 at December 31, 2004 to $162,583 at March 31, 2005, due to a decrease in accounts payable.

During the three months ended March 31, 2005, our operating activities used cash of $310,850, the majority of which consisted of our net loss of $287,272 as well as a decrease in accounts payable of $92,466, partially offset by stock options issued for consulting fees of $88,500 as well as other items.  During the three months ended March 31, 2004, our operating activities used cash of $161,226, the majority of which consisted of our net loss of $297,229, partially offset by an increase in accounts payable of $31,898 and stock options exercised for consulting fees of $45,150 as well as other items.

During the three months ended March 31, 2005, our investing activities used cash of $19,444 as opposed to $6,890 in the year three months ended March 31, 2004.  The uses of cash in three months ended March 31, 2005 was attributable to investments in working interests in oil and gas properties, while it was attributable to investments in assets for the three months ended March 31, 2004.

During the three months periods ended March 31, 2005 and March 31, 2004, our financing activities provided us $354,634 and $162,811, respectively, the majority of which consisted of cash of $255,988 and $105,100, paid to us in connection with the exercise of stock options.  We have been financing our operations primarily through the issuance of common stock.

We expect total cash commitments for the remainder of the fiscal year to be approximately $500,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  Specifically, we currently have a 25% working interest on the Enchant Prospect in Alberta.  We expect to have cash commitments of $6,000 on this project for the remainder of the fiscal year ending December 31, 2005, which we expect to pay with cash we currently have in the bank.  As of March 31, 2005, we do have sufficient resources to fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

Additionally, during the remainder of the fiscal year ended December 31, 2005, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

In February 2002, we subscribed for a in an oil and gas program in Stephens County, Texas ("Green Ranch Prospect").  We have a 2.5% net revenue interest in the Z1 Well located on the Green Ranch Prospect.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

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

•

We have entered into three participation agreement with The Cumming Company, Inc., for a working interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas ("Martex Prospect").  We have a 1% working interest in the Martex Prospect.  We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We plan on drilling two more wells on this prospect during the second quarter of 2005.  We have already made all our cash commitments on this project during the years ended December 31, 2004 and December 31, 2003, and do not expect to have any cash commitments on this project during the year ending December 31, 2005.

•

In March 2005, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a working interest in the Pembina Project ("Pembina Prospect").  We have a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Prospect.  Our ability to continue with this project is contingent on partner's ability to meet future cash call and upon our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

•

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well ("Enchant Prospect") in consideration for a 50% payment of the rework of the well.  We expect to have cash commitments of $6,000 on this project for the remainder of the fiscal year ending December 31, 2005.

•

In November 2004, we entered into a participation agreement with Panterra Resources Corp. whereby we have the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta. ("Redwater Prospect")  We currently do not have any cash commitment on this project, but we may during the year ending December 31, 2005.

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

Results of Operations.

Our Statement of Operations for the three months ended March 31, 2005 indicated a net loss of $287,272 ($0.01 per common share), compared to a net loss of $297,229 ($0.01 per common share) for the three months ended March 31, 2004.  We have realized $10,388 in revenue from operations for the three months ended March 31, 2005 compared to $3,708 for the three months ended March 31, 2004.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Green Ranch Prospect, the Martex Prospect, and the Kerrobert Prospect during the 2005 fiscal year, though we cannot predict the amount of revenue that may be generated.

For the three months ended March 31, 2004, we had total expenses from operations of $302,306.  For the three months ended March 31, 2005, we had total expenses of $316,847. The increase of $14,541 resulted primarily from an increase in directors' fees of $33,500.  Directors' fees for the three months ended March 31, 2005 were $33,500 compared to $8,175 for the three months ended March 31, 2004.  The majority of the expenses for the three month periods ended March 31, 2005 and 2004, were due to consulting expenses. The consulting expenses for the three months ended March 31, 2005 and 2004 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

In connection with our properties, exploration expenses decreased from $21,718 for the three months ended March 31, 2004 to $7,993 for the three months ended March 31, 2005.  This is mainly attributable to us utilizing the successful efforts method of accounting for oil and gas producing activities starting for the year ended December 31, 2004.  This resulted in $95,993 of our working interests in oil and gas properties being capitalized, while there was a depletion cost of $10,595.

General and administrative expenses for the three months ended March 31, 2005 were $23,757 compared to $30,872 for the three months ended March 31, 2004.  Director's fees for the three months ended March 31, 2005 were $33,500, compared to $8,175 for 2004.  These expenses increased due to an increase in services rendered by our directors.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2005.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

The only unregistered sales during the period January 1, 2005 to March 31, 2005, were the granting of 8,800,000 stock options as follows:

- under the 2004 B Stock Option Plan, we granted 3,400,000 stock options to Graeme Sewell, one of our consultants for past consulting services rendered, to purchase shares of our common stock at an exercise price of $0.042 on January 20, 2005, with an expiry date of February 19, 2005; on February 15, 2005, we amended these stock options to an exercise price of $0.03, with an expiry date of April 20, 2005;

- on January 31, 2005, under the 2004 B Stock Option Plan, we granted 3,400,000 stock options to Jason Gigliotti, one of our consultants for past consulting services rendered, to purchase shares of our common stock at an exercise price of $0.042 with an expiry date of April 30, 2005; on March 4, 2005, we amended the exercise price of these options to $0.025; and

- on January 24, 2005, under the 2004 C Stock Option Plan we granted 2,000,000 stock options to Nolan Moss, one of our consultants for past consulting services rendered, to purchase shares of our common stock at an exercise price of $0.042 expiring on April 24, 2005.

Each of the consultants issued options are a non-US person and were issued these options in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

(a)

On March 15, 2005, we entered into a Participation Agreement with Black Creek Resources

Ltd., whereby we received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project.  A copy of this Participation Agreement was attached to our amended annual report filed on Form 10-KSB/A on April 22, 2005 with the SEC.   We paid approximately $400 as a geological fee to earn this interest, as well as approximately $19,000 for our share of the costs of the test well.  This agreement calls for a re-work of a well.

(b)

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1

Participation Agreement with Black Creek Resources Ltd. dated March 15, 2005*

31

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed as an exhibit to our Amended Annual Report filed on Form 10-KSB/A on April 22,

2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bernard McDougall

By:  Bernard McDougall

Chief Executive Officer, President, Director

Duly Authorized Officer

Date:   May 10, 2005

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   May 10, 2005