Form 10QSB/A
period 2005-03-31
MICRON ENVIRO SYSTEMS INC
filed 2005-07-22
CIK 1082285

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

There were 98,366,166 common shares outstanding of as of ~~May 10~~ July 19 , 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS
Cash	$25,650	$1,310
Revenue receivable - oil and gas	3,268	1,727
TOTAL CURRENT ASSETS	28,918	3,037

OTHER ASSETS
Working interest in oil and gas property, net of depletion	95,993	78,727
Property, net of depreciation	10,595	11,425
TOTAL OTHER ASSETS	106,588	90,152

TOTAL ASSETS	$135,506	$93,189

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$73,494	$165,960
Related party payables	87,756	82,500
Loans from shareholders and affiliated entities	1,333	1,333
TOTAL CURRENT LIABILITIES	162,583	249,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 67,816,166 and 60,716,166 shares
issued and outstanding, respectively	98,366	85,866
Additional paid-in capital	5,324,642	4,882,907
Subscriptions receivable	(107,298)	(96,197)
Accumulated deficit during exploration stage	(5,342,787)	(5,029,180)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,077)	(156,604)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$135,506	$93,189

See accompanying condensed notes to these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

		Three Months		Three Months
		Ended		Ended
		March 31,		March 31,
		2005		2004
		(unaudited)		(unaudited)
		(Restated)		(Restated)

REVENUES - Oil and gas		$10,388		$3,708

COST OF REVENUES		7,148		1,096

GROSS PROFIT		3,240		2,612

EXPENSES
Exploration expense		7,993		21,718
Directors' fees		33,500		8,175
Consulting		240,705		237,250
Legal and accounting		10,892		4,291
General and administrative		23,757		30,872
TOTAL EXPENSES		316,847		302,306

LOSS FROM OPERATIONS		(313,607)		(299,694)

LOSS BEFORE INCOME TAXES		(313,607)		(299,694)

INCOME TAX EXPENSE		-		-

NET LOSS		$(313,607)		$(299,694)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations	$	nil	$	nil
Discontinued operations	$	nil	$	nil
NET LOSS PER COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		94,299,499		64,910,671

See accompanying condensed notes to these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313,607)	$(299,694)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciaton and amortization	3,008	559
Stock issued for consulting expense	-	17,500
Stock options exercised for consulting fees	-	45,150
Stock options issued for directors' fees	-	8,175
Stock options issued for consulting fees	88,500	36,150
(Increase) decrease in prepaid expense	-	(1,770)
(Increase) decrease in revenue receivable	(1,541)	806
Increase (decrease) in accounts payable	(92,466)	31,898
Increase (decrease) in accounts payable-related party	5,256	-
Net cash provided (used) by operating activities	(310,850)	(161,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	(6,890)
Purchase of working interest in oil and gas property	(19,444)	-
Net cash provided (used) by investing activities	(19,444)	(6,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	255,988	105,100
Payment of subscriptions receivable	72,311	59,000
Loans from shareholders and affiliated entities	-	(3,754)
Realized gain on director's sale of securities	26,335	2,465
Net cash provided (used) by financing activities	354,634	162,811

Change in cash	24,340	(5,305)

Cash, beginning of period	1,310	7,747

Cash, end of period	$25,650	$2,442

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for consulting expense	$-	$17,500
Stock options exercised for consulting fees	$-	$45,150
Stock options issued for directors' fees	$-	$8,175
Stock options issued for consulting fees	$88,500	$36,150

See accompanying condensed notes to these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock					Total
	Number		Additional	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
			(Restated)		(Restated)

Balance, January 1, 2003	22,466,166	$22,466	$2,737,300	$-	$(3,098,288)	$(338,522)

Issuance of stock options for consulting fees	-	-	76,000	-	-	76,000

Issuance of common stock for exploration expense	250,000	250	12,250	-	-	12,500

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.03 per share	36,500,000	36,500	1,214,566	(82,250)	-	1,168,816

Issuance of common stock for the immediate exercise
of stock options for cash of $45,000 for directors
fees at an average of $0.027 per share	1,500,000	1,500	43,500	-	-	45,000

Realized gain on directors' sale of securities	-	-	10,543	-	-	10,543

Net loss for the year ended December 31, 2003	-	-	-	-	(966,786)	(966,786)

Balance, December 31, 2003	60,716,166	$60,716	$4,094,159	$(82,250)	$(4,065,074)	$7,551

Issuance of options for consulting and directors fees	-	-	229,733	-	-	229,733

Subscriptions receivable paid	-	-	-	82,250	-	82,250

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.02 per share	24,650,000	24,650	539,550	(96,197)	-	468,003

Issuance of common stock for consulting fees	500,000	500	17,000	-	-	17,500

Realized gain on directors' sale of securities	-	-	2,465	-	-	2,465

Net loss for the year ended, December 31, 2004	-	-	-	-	(964,106)	(964,106)

Balance, December 31, 2004	85,866,166	$85,866	$4,882,907	$(96,197)	$(5,029,180)	$(156,604)

Subscription receivable paid	-	-	-	72,311	-	72,311

Issuance of options for consulting services	-	-	84,000	-	-	84,000

Issuance of options for consulting services	-	-	4,500	-	-	4,500

Issuance of common stock for the exercise of stock
options for cash and subscriptions receivable
at an average price of $0.032 per share	12,500,000	12,500	326,900	(83,412)	-	255,988

Realized gain on directors' sale of securities	-	-	26,335	-	-	26,335

Net loss for the three months ended, March 31, 2005	-	-	-	-	(313,607)	(313,607)

Balance, March 31, 2005 (unaudited)	98,366,166	$98,366	$5,324,642	$(107,298)	$(5,342,787)	$(27,077)

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

NOTE 9-CORRECTION OF AN ERROR

The accompanying financial statements for the periods ended March 31, 2005 and 2004, and for the year ended December 31, 2004, have been restated to correct an error for the recognition of the realized gain on directors' sale of securities. The effect of the restatement was to increase additional paid in capital and increase net loss for 2005 and 2004 by $26,335 and $2,465 net of income tax, respectively, ($0.00 and $0.00 per share, respectively).  Accumulated deficit at the beginning of 2004 has been increased by $10,453 for the correction in 2003.

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

Additionally, during the remainder of the fiscal year ended December 31, 2005, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

In February 2002, we subscribed for a in an oil and gas program in Stephens County, Texas (“Green Ranch Prospect”).  We have a 2.5% net revenue interest in the Z1 Well located on the Green Ranch Prospect.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

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

•

In March 2005, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a working interest in the Pembina Project (“Pembina Prospect”).  We have a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Prospect.  Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2005.

•

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well (“Enchant Prospect”) in consideration for a 50% payment of the rework of the well.  We expect to have cash commitments of $6,000 on this project for the remainder of the fiscal year ending December 31, 2005.

•

In November 2004, we entered into a participation agreement with Panterra Resources Corp. whereby we have the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta. (“Redwater Prospect”)  We currently do not have any cash commitment on this project, but we may during the year ending December 31, 2005.

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

For the three months ended March 31, 2004, we had total expenses from operations of $302,306.  For the three months ended March 31, 2005, we had total expenses of $316,847. The increase of $14,541 resulted primarily from an increase in directors’ fees of $33,500.  Directors’ fees for the three months ended March 31, 2005 were $33,500 compared to $8,175 for the three months ended March 31, 2004.  The majority of the expenses for the three month periods ended March 31, 2005 and 2004, were due to consulting expenses. The consulting expenses for the three months ended March 31, 2005 and 2004 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

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

General and administrative expenses for the three months ended March 31, 2005 were $23,757 compared to $30,872 for the three months ended March 31, 2004.  Director’s fees for the three months ended March 31, 2005 were $33,500, compared to $8,175 for 2004.  These expenses increased due to an increase in services rendered by our directors.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2005.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.   Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.    There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

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

Date:    ~~May 10~~ July 19 , 2005

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:    ~~May 10~~ July 19 , 2005