Form 10QSB/A
period 2005-03-31
MICRON ENVIRO SYSTEMS INC
filed 2005-07-22
CIK 1082285

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

604-646-6903

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (   ) No

There were 98,366,166 common shares outstanding of as of July 19, 2005.

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

Date:   July 19, 2005

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   July 19, 2005