Form 10KSB/A
period 2004-12-31
MICRON ENVIRO SYSTEMS INC
filed 2005-07-25
CIK 1082285

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

As of ~~April 13~~ July 19 , 2005, there were ~~97~~ 98 ,366,166 shares of the issuer's $.001 par value common stock issued and outstanding.

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

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 Well re-entry project.  A copy of this participation agreement ~~is included in this report~~ was previously filed as ~~Exhibit~~ an exhibit to our Amended Annual Report on Form10~~.2~~ -KSB/A on May 11, 2005 .  We have paid $2,610 to date for our share of costs attributed to the project.

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

In October 2004, we entered into an agreement with The Cumming Company, Inc. to exchange our 1% working interest and 0.8% net revenue interest in the Kinder #1 Well, which, at the time, was drilled but not fraced, and the Boley Well, which, at the time, was not drilled, for a 1% working interest and 0.8% net revenue interest in the Stuart 61 #1 and Stuart 61 #6 Wells, neither of which had been drilled.  A copy of this agreement ~~is included in this report~~ was previously filed as ~~Exhibit~~ an exhibit to our Amended Annual Report on Form10~~.3~~ -KSB/A on May 11, 2005 .  As we had paid for our share of costs on the Kinder #1 Well and the Boley Well, we did not have to pay any additional cost to drill the Stuart 61 #1 and Stuart 61 #6 Wells, and we expect that those wells will be drilled during the second quarter of 2005.

Subsequent to December 31, 2004, the Stuart 60 #8 Well was drilled and fraced and the well is currently being tested.

Redwater Prospect

In November 2004, we entered into a participation agreement with Panterra Resources Corp. whereby we have the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta.  A copy of this participation agreement ~~is included in this report  was  previously~~ filed as ~~Exhibit~~ an exhibit to our Amended Annual Report on Form10~~.4.~~ -KSB/A on May 11, 2005.   We have not  received any cash calls on this prospect or made any payments on this prospect.

Enchant Prospect

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. (“Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well on the

Enchant Prospect in consideration for a 50% payment of the rework of that well. This option is to be exercisable by us paying Pemberton the sum of $1. A copy of this option agreement ~~is included in this report~~ was previously filed as ~~Exhibit~~ an exhibit to our Amended Annual Report on Form10~~.5.~~ -KSB/A on May 11, 2005.   The agreement allows for Pemberton to subsequently re-acquire one half of the 50% working interest and a 50% revenue interest before royalties. Subsequent to the year ended December 31, 2004, Pemberton elected to re-acquire one half of our interest, resulting in us holding a 25% working interest and a 25% revenue interest before royalties. Subsequent to the year ended December 31, 2004, we exercised the option and also made payments of approximately $6,000 for our share of costs on the Enchant Prospect and the Enchant Well.  The Enchant Well was re-worked and was flowing oil, however, at this time the production of this well has been stopped to analyze factors related to this well.

Total Oil & Gas Properties

The total amount of oil and gas we produced from all out interests was 347 barrels of oil and 5,855 Mcf of gas in the year ended December 31, 2004.  The total amount of oil and gas we produced from all out interests was 481 barrels of oil and 1,706 Mcf of gas in the  year ended December 31, 2003.

The average price of oil that we received for our interests were $43.61 per barrel and $31.35 per barrel, in the years ended December 31, 2004, and 2003, respectively.   The average price of gas that we received for our interests were $5.43/Mcf and $3.92/Mcf, in the years ended December 31, 2004, and 2003, respectively.

We had an interest in a total of 16 gross wells and 11 gross wells as of December 31, 2004 and 2003, respectively.   The net well calculation consists of the total number of wells that we had drilled which we had an interest in multiplied by our working interest in each well.  We had a total of 0.425 net wells and 0.415 net wells as of December 31, 2004 and 2003, respectively.

The net acres of developed land under lease for use in oil and gas operations that we had as of December 31, 2004 and 2003, were 1,563.3 acres and 2,760.3 acres, respectively.  The net acres of undeveloped  land under lease for use in oil and gas operations that we had as of December 31, 2004 and 2003, were 2,882.7 acres and 1,445.7 acres, respectively.

Subsequent Events. Subsequent to the year ended December 31, 2004, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. A copy of this participation agreement was previously filed as an exhibit to our Amended Annual Report on Form10-KSB/A on May 11, 2005.  We paid approximately $400 as a geological fee to earn this interest, as well as approximately $19,000 for our share of the costs of the test well.  This agreement calls for a re-work of a well.

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

Management.  Our management has little practical experience in the oil and gas industry, however we retain qualified consultants with experience in the oil and gas industry.

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

Mcf – Thousand cubic feet.

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

As discussed in Note 10 to the financial statements, certain errors resulting in an understatement of additional paid in capital and an understatement of net loss as of December 2004 and 2003, were discovered by management of the Company during the current year.  Accordingly, an adjustment has been made to retained earnings as of December 2004 to correct the error.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 8, 2005

, except for Note 10 which is dated June 28, 2005.

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2004	2003
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS
Cash	$1,310	$7,747
Revenue receivable - oil and gas	1,727	3,819
TOTAL CURRENT ASSETS	3,037	11,566

PROPERTY AND EQUIPMENT, NET	11,425	3,677

OTHER ASSETS
Working interest in oil and gas properties	87,102	72,179
Less accumulated depreciation, depletion,
amortization and impairment	(8,375)	-
TOTAL OTHER ASSETS	78,727	72,179

TOTAL ASSETS	$93,189	$87,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$165,960	$61,236
Related party payables	82,500	-
Loans from shareholders and affiliated entities	1,333	18,635
TOTAL CURRENT LIABILITIES	249,793	79,871

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$0.001 par value; 85,866,166 and 60,716,166 shares
issued and outstanding, respectively	85,866	60,716
Additional paid-in capital	4,882,907	4,083,616
Subscriptions receivable	(96,197)	(82,250)
Accumulated deficit	(5,029,180)	(4,054,531)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(156,604)	7,551

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$93,189	$87,422

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Restated)	(Restated)

REVENUES - Oil and gas	$17,126	$16,828

COST OF REVENUES	3,484	11,209

GROSS PROFIT	13,642	5,619

EXPENSES
Exploration expense	7,066	36,528
Depreciation, amortization and depletion	11,118	517
Directors fees	21,175	45,000
Consulting	765,965	979,993
Legal and accounting	42,640	43,437
Meals and entertainment	27,675	3,921
Marketing and promotion	18,464	26,101
Travel	23,345	12,241
General and administrative	55,895	25,997
TOTAL EXPENSES	973,343	1,173,735

LOSS FROM OPERATIONS	(959,701)	(1,168,116)

OTHER INCOME (EXPENSE)
Loss on impairment of working interests in oil and gas properties	(4,405)	-
TOTAL OTHER INCOME (EXPENSE)	(4,405)	-

LOSS BEFORE INCOME TAXES	(964,106)	(1,168,116)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(964,106)	(1,168,116)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net	-	201,330

NET LOSS	$(964,106)	$(966,786)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED
Continuing operations	$(0.01)	$0.03
Discontinued operations	-	0.01
NET LOSS PER COMMON SHARE	$(0.01)	$0.04

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	72,311,999	39,754,083

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock					Total
	Number		Additional	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
			(Restated)		(Restated)
Balance, January 1, 2003	22,466,166	$22,466	$2,737,300	$-	$(3,098,288)	$(338,522)

Issuance of stock options for consulting fees	-	-	76,000	-	-	76,000

Issuance of common stock for exploration expense	250,000	250	12,250	-	-	12,500

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.03 per share	36,500,000	36,500	1,214,566	(82,250)	-	1,168,816

Issuance of common stock for the immediate exercise
of stock options for cash of $45,000 for directors
fees at an average of $0.027 per share	1,500,000	1,500	43,500	-	-	45,000

Realized gain on directors' sale of securities	-	-	10,543	-	-	10,543

Net loss for the year ended December 31, 2003	-	-	-	-	(966,786)	(966,786)

Balance, December 31, 2003	60,716,166	$60,716	$4,094,159	$(82,250)	$(4,065,074)	$7,551

Issuance of options for consulting and directors fees	-	-	229,733	-	-	229,733

Subscriptions receivable paid	-	-	-	82,250	-	82,250

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.02 per share	24,650,000	24,650	539,550	(96,197)	-	468,003

Issuance of common stock for consulting fees	500,000	500	17,000	-	-	17,500

Realized gain on directors' sale of securities	-	-	2,465	-	-	2,465

Net loss for the year ended, December 31, 2004	-	-	-	-	(964,106)	(964,106)

Balance, December 31, 2004	85,866,166	$85,866	$4,882,907	$(96,197)	$(5,029,180)	$(156,604)

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(964,106)	$(966,786)
Loss (gain) from discontinued operations	-	(201,330)
Loss from continuing operations	(964,106)	(1,168,116)
Adjustments to reconcile net loss to net cash used
by operating activities:
Loss on impairment of working interests in oil and gas properties	4,405	-
Depreciation, amortization and depletion	11,118	517
Stock issued for exploration expense	-	12,500
Stock issued for consulting fees	17,500	-
Stock options exercised for consulting fees	-	662,859
Stock options issued for directors fees	25,175	-
Stock options issued for consulting fees	204,558	76,000
Decrease in notes receivable, net	-	2,846
(Increase) decrease in revenue receivable	2,092	(3,287)
Increase in related party payables	82,500	-
Increase in accounts payable	179,724	13,505
Net cash used by operating activities	(437,034)	(403,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(10,491)	(3,794)
Purchase of working interest in oil and gas property	(19,328)	(40,735)
Net cash used by investing activities	(29,819)	(44,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	379,455	550,957
Payment on subscriptions receivable	82,250	-
Realized gain on directors' sale of securities	2,465	10,543
Decrease in loans from shareholders and affiliated entities	(3,754)	(44,211)
Increase (decrease) in other loans payable	-	(61,952)
Net cash provided by financing activities	460,416	455,337

Change in cash	(6,437)	7,632

Cash, beginning of period	7,747	115

Cash, end of period	$1,310	$7,747

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for exploration expense	$-	$12,500
Stock options exercised for consulting fees	$-	$662,859
Stock options issued for directors fees	$25,175	$-
Stock options issued for consulting fees	$204,558	$76,000
Stock issued for consulting fees	$17,500	$-
Stock issued for related party loan	$13,548	$-
Stock issued for accounts payable	$75,000	$-
Loss on impairment of working interests in oil and gas properties	$4,405	$-

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

Accounting Pronouncements - Recent

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29," (hereinafter "SFAS No. 153").  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2").  This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by  requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no material impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. ~~The~~   At December 31, 2004, the Company

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

~~has~~  adopted SFAS No. 123 (R) after adopting SFAS No. 123 in prior years. The adoption of SFAS No. 123 (R)  has had no impact on the Company's financial condition or results of operations.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter "SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the last of which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.  At December 31, 2004, the Company had no accrued liabilities for compliance with environmental regulations.

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

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52.  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. The Company's functional currency is the U.S. dollar.

Going Concern

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

The Company's management is currently exploring various oil and gas properties, which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Impaired Asset Policy

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets."  In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company has impaired two of its working interests in 2004. See Note 3.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted 10% per year over the first five years and 5% per year over the next 10 years.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications have resulted in no changes to the Company's accumulated deficit or net losses presented.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. Rent expense for the years ended December 31, 2004 and 2003 was $7,885 and $4,116, respectively.

During the years ended December 31, 2004 and 2003, directors and an officer realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company, the realized gains, which are recorded as other income in the amounts of $2,465 and $10,543, in the Company's 2004 and 2003 financial statements, respectively.

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

NOTE 7 - STOCK OPTIONS

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Capital Commitments

At December 31, 2004, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

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

NOTE 10-CORRECTION OF AN ERROR

The accompanying financial statements for the years ended December 31, 2004 and 2003 have been restated to correct an error for the recognition of the realized gain on directors' sale of securities. The effect of the restatement was to increase additional paid in capital and increase net loss for 2004 and 2003 by $2,465 and $10,543 net of income tax, respectively, ($0.00 per share and $0.01 per share respectively).  Accumulated deficit at the beginning of 2003 was not affected by this correction.

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

(b) Changes in Internal Control Over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

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

Exhibit No.

3.1       Articles of Incorporation

           (Charter Document)

3.2       Amendment to Articles of Incorporation

3.3       Bylaws

~~10.1~~

~~Participation Agreement with Habanero Resources Inc. dated July 14, 2004~~

~~10.2~~

~~Participation Agreement with the Cumming Company dated October 7, 2004~~

~~10.3~~

~~Agreement with the Cumming Company dated October 2004~~

~~10.4~~

~~Participation Agreement with Panterra Resources Corp. dated November 30, 2004~~

~~10.5~~

~~Agreement with Pemberton Energy Ltd. dated December 17, 2004~~

~~10.6~~

~~Participation Agreement with Black Creek Resources Ltd. dated March 15, 2005~~

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

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director ~~May~~  July 1 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	~~May~~  July 1 9, 2005
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	~~May~~  July 1 9, 2005
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	~~May~~  July 1 9, 2005
By: /s/ Conrad Clemiss Conrad Clemiss Director	~~May~~  July 1 9, 2005