Form 10KSB/A
period 2004-12-31
MICRON ENVIRO SYSTEMS INC
filed 2005-07-25
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

exhibit to our Amended annual report on form

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

As of July 19, 2005, there were 98,366,166 shares of the issuer's $.001 par value common stock issued and outstanding.

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

In October 2004, we entered into an agreement with The Cumming Company, Inc. to exchange our 1% working interest and 0.8% net revenue interest in the Kinder #1 Well, which, at the time, was drilled but not fraced, and the Boley Well, which, at the time, was not drilled, for a 1% working interest and 0.8% net revenue interest in the Stuart 61 #1 and Stuart 61 #6 Wells, neither of which had been drilled.  A copy of this agreement was previously filed as an exhibit to our Amended Annual Report on Form10-KSB/A on May 11, 2005.  As we had paid for our share of costs on the Kinder #1 Well and the Boley Well, we did not have to pay any additional cost to drill the Stuart 61 #1 and Stuart 61 #6 Wells, and we expect that those wells will be drilled during the second quarter of 2005.

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

Enchant Prospect

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. (“Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well on the Enchant Prospect in consideration for a 50% payment of the rework of that well. This option is to be exercisable by us paying Pemberton the sum of $1. A copy of this option agreement was previously

filed as an exhibit to our Amended Annual Report on Form10-KSB/A on May 11, 2005.   The agreement allows for Pemberton to subsequently re-acquire one half of the 50% working interest and a 50% revenue interest before royalties. Subsequent to the year ended December 31, 2004, Pemberton elected to re-acquire one half of our interest, resulting in us holding a 25% working interest and a 25% revenue interest before royalties. Subsequent to the year ended December 31, 2004, we exercised the option and also made payments of approximately $6,000 for our share of costs on the Enchant Prospect and the Enchant Well.  The Enchant Well was re-worked and was flowing oil, however, at this time the production of this well has been stopped to analyze factors related to this well.

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

 /s/ Williams & Webster

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 8, 2005, except for Note 10 which is dated June 28, 2005.

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

NOTE 10-CORRECTION OF AN ERROR

The accompanying financial statements for the years ended December 31, 2004 and 2003 have been restated to correct an error for the recognition of the realized gain on directors'sale of securities. The effect of the restatement was to increase additional paid in capital and increase net loss for 2004 and 2003 by $2,465 and $10,543 net of income tax, respectively, ($0.00 per share and $0.01 per share respectively).  Accumulated deficit at the beginning of 2003 was not affected by this correction.

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

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director July 19, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	July 19, 2005
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	July 19, 2005
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	July 19, 2005
By: /s/ Conrad Clemiss Conrad Clemiss Director	July 19, 2005