Form 10QSB
period 2005-06-30
MICRON ENVIRO SYSTEMS INC
filed 2005-08-18
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

604-646-6903

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes  (  ) No

There were 100,866,166 common shares outstanding of as of August 15, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	June 30
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$89,016	$1,310
Revenue receivable - oil and gas	3,862	1,727
TOTAL CURRENT ASSETS	92,878	3,037

PROPERTY AND EQUIPMENT, NET	9,761	11,425

OTHER ASSETS
Working interest in oil and gas property, net of depletion	93,816	78,727

TOTAL ASSETS	$196,455	$93,189

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$214,965	$165,960
Related party payables	112,700	82,500
Loans from shareholders	1,333	1,333
TOTAL CURRENT LIABILITIES	328,998	249,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 98,366,166 and 85,866,166 shares
issued and outstanding, respectively	98,366	85,866
Additional paid-in capital	5,354,860	4,882,907
Subscriptions receivable	-	(96,197)
Accumulated deficit during exploration stage	(5,585,770)	(5,029,180)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(132,544)	(156,604)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$196,455	$93,189

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES - Oil and gas	$5,155	$3,553	$9,321	$7,261

COST OF REVENUE	(1,067)	(2,398)	(1,993)	(3,494)

GROSS PROFIT	4,088	1,155	7,328	3,767

EXPENSES
Exploration expense	926	-	8,919	21,718
Directors' fees	-	17,000	-	25,175
Consulting	193,094	254,150	433,799	491,400
Legal and accounting	25,153	12,131	36,045	16,422
General and administrative	61,396	27,230	85,153	58,102
Other professional services	-	21,825	-	21,825
TOTAL EXPENSES	280,569	332,336	563,916	634,642

LOSS FROM OPERATIONS	(276,481)	(331,181)	(556,588)	(630,875)

INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$(276,481)	$(331,181)	$(556,588)	$(630,875)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	98,366,166	70,566,166	96,332,833	69,191,166

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(556,588)	$(630,875)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock options issued for consulting fees	118,718	40,000
Depreciaton and amortization	6,019	2,002
Stock issued for debt and personal guarantees	-	34,950
Stock options exercised for consulting fees	-	138,880
Stock options issued for directors' fees	-	25,175
(Increase) in prepaid expense	-	(1,770)
(Decrease) increase in revenue receivable	(2,135)	1,779
(Decrease) increase in accounts payable	49,005	107,932
(Decrease) increase in related party payables	30,200	-
Net cash provided (used) by operating activities	(354,780)	(281,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(19,445)	(9,878)
Net cash used by investing activities	(19,445)	(9,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	339,400	204,650
Payment of subscriptions receivable	96,196	82,250
Loans from shareholders and affiliated entities	-	(3,754)
Realized gain on directors' sale of securities	26,335	2,465
Net cash provided by financing activities	461,931	285,611

Change in cash	87,706	(6,194)

Cash, beginning of period	1,310	7,747
		-
Cash, end of period	$89,016	$1,553

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for debt and personal guarantees	$-	$34,950
Stock options exercised for consulting fees	$-	$138,880
Stock options issued for directors' fees	$-	$25,175
Stock options issued for consulting fees	$118,718	$40,000

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 2005 are not necessarily indicative of the results of operations expected at the year ending December 31, 2005.

For further information refer to the financial statements and notes thereto included in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2005, the Company has an accumulated deficit of $5,585,768 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of June 30, 2005, the Company had stock options outstanding, equivalent to 9,070,000 common stock shares.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

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

United States

Stephens County, Texas - In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in an oil and gas project in Stephens County, Texas.  In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company's net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003. In July 2003, the Company non-consented on the rework of the oil portion of the Z2 well and 400% of the Company's portion of costs must be recovered before Micron begins receiving additional revenues. In February 2004, the Company also non-consented on the C-1 well which was abandoned by the operator in April 2004.

Jack and Palo Pinto County, Texas - In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc. ("Cumming"), whereby the Company paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project. The agreement also includes the re-entry and re-completion of Martex Ima Bridges well and the Kinder well.  Furthermore, in 2003, the Company paid $6,945 for 1% of all turnkey and recompletion costs attributed to the project.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

In February 2004, the Company entered into an additional participation agreement with Cumming, whereby the Company paid $750 for a 1% working interest and a 0.8% net revenue interest in five wells on the Marble Falls Rework Project. The Company paid a total of $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

In October 2004, the Company entered into an additional participation agreement with Cumming, whereby the Company receives a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 - Re-Entry Project. The Company paid $2,610 for 1% of all turnkey and re-completion costs attributed to the project.

In October 2004, the Company entered into an agreement with Cumming to exchange its 1% working interest and 0.8% net revenue interest in the Kinder #1 Well and the Boley Well, for a 1% working interest and 0.8% net revenue interest in the Stuart 61 #1 and Stuart 61 #6 Wells.

Subsequent to the six months ended June 30, 2005, the Company was informed by Cumming that it was not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and was canceling the exchange of the Kinder #1 Well and the Boley Well.  Cumming informed the Company that a refund would be issued for the Kinder well of $2,979, and that the Boley #3 Well would be exchanged for the Stuart 61 #11.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada.  In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement.  No payments have been made or are due on this property as of the six months ended June 30, 2005.

Viking Sands, Alberta - In November 2004, the Company entered into a participation agreement with Panterra Resource Corp. whereby the Company has the option to participate in a 1.67% gross (1% net) working interest. No payments have been made or are due on this property as of the six months ended June 30, 2005.

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter "Pemberton") to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. In the first quarter of 2005, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by the Company paying Pemberton $1. As of June 30, 2005, the Company paid $5,654 on this agreement.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

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

During the six months ended June 30, 2005, three directors realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company the realized gains, which have been recorded as additional paid-in capital in the amount of $26,335 in the accompanying financial statements. See also Note 9.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

See Note 2 for related party transactions regarding Habanero Resources, Inc. and Note 4 for shareholder loans.

NOTE 4 - SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	June 30, 2005	December 31, 2004
Loans from Jason Gigliotti	$ 1,333	$ 1,333
Total loans from shareholders	$ 1,333	$ 1,333

These amounts are uncollateralized, bear no interest and have no specific maturity.

NOTE 5 - COMMON STOCK

In the six months ended June 30, 2005, the Company issued 12,500,000 shares from the exercise of stock options for $339,400 cash.

NOTE 6 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options for 2005: risk-free interest rate of 1.67 to 3.5%; volatility of 20 to 150%; and a life ranging from 3 months to 1 year.

For the six months ended June 30, 2005, 17,020,000 stock options were granted to consultants for services rendered and 5,900,000 stock options were exercised.

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,300,000	$0.03
Granted	33,250,000	0.03
Exercised	(24,650,000)	0.03
Expired	(5,350,000)	0.03
Outstanding and exercisable at December 31, 2004	7,550,000	0.02
Granted	8,220,000	0.02
Exercised	-	0.00
Expired	(2,900,000)	0.04
Outstanding and exercisable at June 30, 2005	12,870,000	$0.03
Weighted average fair value of options granted during the period ended June 30, 2005		$0.01

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	650,000	$0.05	200,000
2004 Nonqualified Stock Option Plan C	200,000	$0.03	500,000
2005 Nonqualified Stock Option Plan	8,220,000	$0.02	1,780,000
Total	9,070,000		2,480,000

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

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

NOTE 8 - SUBSEQUENT EVENTS

Equity Transactions

Subsequent to June 30, 2005, a consultant exercised 2,500,000 options at a price of $0.015 per share by way of a promissory note for $37,500.

NOTE 9 - CORRECTION OF AN ERROR

The financial statements for the periods ended March 31, 2005 and 2004, and for the year ended December 31, 2004, have been restated to correct an error for the recognition of the realized gain on directors' sale of securities. The effect of the restatement was to increase additional paid-in capital and increase net loss for 2005 and 2004 by $26,335 and $2,465 net of income tax, respectively, ($0.00 and $0.00 per share, respectively).  Accumulated deficit at the beginning of 2004 has been increased by $10,453 for the correction in 2003.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2005, we had current assets of $92,878 and current liabilities of $328,998 as compared to current assets of $3,037 and current liabilities of $249,793 as of December 31, 2004.  As such, as of June 30, 2005, we had a working capital deficit of $236,120 as compared to a working capital deficit of $246,756 as of December 31, 2004.  The majority of the current liabilities at June 30, 2005 and at December 31, 2004, were accounts payable.  Our total assets increased from $93,189 at December 31, 2004 to $196,455 at June 30, 2005, mainly due to the increase in cash from $1,310 to $89,016, and due to our working interest in oil and gas properties, net of depletion from $78,727 to $93,816.  Our current liabilities increased from $249,793 at December 31, 2004 to $328,998 at March 31, 2005, due to an increase in accounts payable and in related party payables.

During the six months ended June 30, 2005, our operating activities used cash of $354,780, the majority of which consisted of our net loss of $556,588, partially offset by stock options issued for consulting fees of $118,718 and an increase in accounts payable of $49,005, as well as other items.  During the six months ended June 30, 2004, our operating activities used cash of $281,927, the majority of which consisted of our net loss of $630,875, partially offset by an increase in accounts payable of $107,932 and stock options exercised for consulting fees of $138,880 as well as other items.

During the six months ended June 30, 2005, our investing activities used cash of $19,444 as opposed to $9,878 in the year six months ended June 30, 2004.  The uses of cash in the six months ended June 30, 2005 and in the six months ended June 20, 2004, were attributable to investments in assets.

During the six months periods ended June 30, 2005 and June 30, 2004, our financing activities provided us $461,931 and $285,611, respectively, the majority of which consisted of cash of $339,400 and $204,650, paid to us in connection with the exercise of stock options.  We have been financing our operations primarily through the issuance of common stock.

We expect total cash commitments for the remainder of the fiscal year to be approximately $330,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  Specifically, we currently have a 25% working interest on the Enchant Prospect in Alberta.  We expect to have cash commitments of $6,000 on this project for the remainder of the fiscal year ending December 31, 2005, which we expect to pay through shareholder loan or equity financing.  We have a 1% working interest on the Martex Prospect in Texas.  We expect to have cash commitment of $700 on this project for the remainder of the fiscal year ending December 31, 2005, which we expect to pay with cash we currently have in the bank.  As of June 30, 2005, we do have sufficient resources to fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

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

•

We have entered into three participation agreement with The Cumming Company, Inc., for a working interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”).  We have a 1% working interest in the Martex Prospect.  We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We plan on drilling one more well on this prospect during the third quarter of 2005.  We expect to have cash commitments of $700 on this project, to pay for a re-work of an existing well, for the remainder of the fiscal year ending December 31, 2005.

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

Results of Operations.

Our Statement of Operations for the three and six months ended June 30, 2005 indicated a net loss of $276,481 and $556,588 ($0.01 and $0.01 per common share), compared to a net loss of $331,181 and 630,875 ($0.01 and $0.01 per common share) for the three and six months ended June 30, 2004.  We have realized $5,155 and $9,321 in revenue from operations for the three and six months ended June 30, 2005 compared to $3,553 and $7,261 for the three and six months ended June 30, 2004.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Green Ranch Prospect, the Martex Prospect, and the Kerrobert Prospect during the 2005 fiscal year, though we cannot predict the amount of revenue that may be generated.

For the three and six months ended June 30, 2005, we had total expenses from operations of $280,569 and $563,916.  For the three and six months ended June 30, 2004, we had total expenses of $332,336 and $634,642. The decrease of total expenses of $51,767 and $70,726 resulted primarily from a decrease in consulting expenses of $61,056 and $57,601.  The majority of the expenses for the three and six month periods ended June 30, 2005 and 2004, were due to consulting expenses. The consulting expenses for the three and six months ended June 30, 2005 and 2004 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

In connection with our properties, exploration expenses increased from Nil for the three months ended June 30, 2004 to $926 for the three months ended June 30, 2005, but decreased from $21,718 to $8,919 for the six months ended June 30, 2004 to 2005.  This is mainly attributable to us utilizing the successful efforts method of accounting for oil and gas producing activities starting for the year ended December 31, 2004.  This resulted in $93,816 of our working interests in oil and gas properties being capitalized.

General and administrative expenses for the three and six months ended June 30, 2005 were $61,396 and $85,153, compared to $27,230 and $58,102 for the three and six months ended June 30, 2004.  There were no director’s fees for the three and six months ended June 30, 2005, compared to $17,000 and $25,175 for the three and six months ended 2004.  These expenses decreased due to decrease in activities occurring in the company during the period.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of June 30, 2005.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.   There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

The only unregistered sales during the period April 1, 2005 to June 30, 2005, were the granting of 8,220,000 stock options as follows:

- under the 2005 Non-Qualified Stock Option Plan, we granted 980,000 stock options each to Conrad Clemiss, our former director, Bernard McDougall, our president and director, and Negar Towfigh, our corporate secretary and CFO, for past services rendered, to purchase shares of our common stock at an exercise price of $0.015 on June 9, 2005, with an expiry date of December 9, 2005;

- also on June 9, 2005, under the 2005 Non-Qualified Stock Option Plan, we granted 780,000 stock options to Stephen Amdahl, our director for past services rendered, to purchase shares of our common stock at an exercise price of $0.015 with an expiry date of December 9, 2005; and

- on June 9, 2005, under the 2005 Non-Qualified Stock Option Plan, we granted 4,500,000 stock options to Dane Brown, one of our consultants for consulting services to be rendered, to purchase shares of our common stock at an exercise price of $0.015 expiring on June 8, 2006.

Each of the above individuals issued options, except for Stephen Amdahl, are a non-US person and were issued these options in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.  Stephen Amdahl is a US person and was issued these options in an unregistered transaction pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

(a)

On August 12, 2005, Conrad Clemiss resigned as one of directors and the size of our board decreased from three to two.  There were no disagreements between Conrad Clemiss and us relating to our policies, operations or practices.  His resignation letter is attached at Exhibit 10.1

(b)

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1

Conrad Clemiss’ Resignation Letter dated August 12, 2005

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

Date:   August 15, 2005

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   August 15, 2005