Form 10QSB
period 2005-09-30
MICRON ENVIRO SYSTEMS INC
filed 2005-11-18
CIK 1082285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-30258

MICRON ENVIRO SYSTEMS, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0202944 (IRS Employer Identification No.)

789 West Pender Street, Suite 1205
Vancouver, BC V6C 1H2 Canada
(Address of principal executive offices)

604-646-6903
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes  ( ) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes (X) No

There were 102,866,166 common shares outstanding of as of November 17, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$23,816	$1,310
Revenue receivable - oil and gas	3,862	1,727
TOTAL CURRENT ASSETS	27,678	3,037

PROPERTY AND EQUIPMENT, NET	9,051	11,425

OTHER ASSETS
Working interest in oil and gas property	28,397	78,727

TOTAL ASSETS	$65,126	$93,189

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$253,723	$165,960
Related party payables	124,060	82,500
Loans from shareholders and affiliated entities	-	1,333
TOTAL CURRENT LIABILITIES	377,783	249,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 102,866,166 and 85,866,166 shares
issued and outstanding, respectively	102,866	85,866
Additional paid-in capital	5,461,527	4,882,907
Subscriptions receivable	-	(96,197)
Accumulated deficit during exploration stage	(5,877,050)	(5,029,180)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(312,657)	(156,604)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$65,126	$93,189

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES - Oil and gas	$10,925	$5,470	$20,246	$13,204

COST OF REVENUE	9,028	485	11,021	3,113

GROSS PROFIT	1,897	4,985	9,225	10,091

EXPENSES
Exploration expense	16,228	-	25,147	62,453
Directors' fees	-	-	-	10,000
Consulting	193,042	164,233	626,841	658,599
Legal and accounting	13,919	6,892	49,964	30,317
General and administrative	10,591	15,260	95,744	103,362
TOTAL EXPENSES	233,780	186,385	797,696	864,731

LOSS BEFORE INCOME TAXES	(231,883)	(181,400)	(788,471)	(854,640)

INCOME TAX	-	-	-	-

NET LOSS	$(231,883)	$(181,400)	$(788,471)	$(854,640)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$ nil	$ nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	101,366,166	75,449,499	98,010,610	71,016,166

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(788,471)	$(854,640)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciaton and amortization	2,496	2,009
Stock issued for consulting fees	-	17,500
Stock issued for debt and personal guarantees	-	64,950
Stock options issued for directors' fees	-	25,175
Stock options issued for consulting fees	162,385	150,290
Loss on impairment of assets	-	40,735
(Increase) in prepaid expense	-	(1,770)
(Increase) in bank indebtedness	-	(1,587)
(Decrease) increase in revenue receivable	(2,135)	(1,116)
(Decrease) increase in accounts payable	87,763	219,945
(Decrease) increase in accounts payable-related party	41,560	-
(Decrease) increase in loans from shareholders	(1,333)	-
Net cash provided (used) by operating activities	(497,735)	(338,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	(9,849)
Purchase of working interest in oil and gas property	(8,953)	(2,966)
Net cash used by investing activities	(8,953)	(12,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	406,662	259,650
Payment of subscriptions receivable	96,197	82,250
Realized gain on directors' sale of securities	26,335	2,465
Loans from shareholders and affiliated entities	-	(3,754)
Net cash provided by financing activities	529,194	340,611

Change in cash	22,506	(10,713)

Cash, beginning of period	1,310	7,747

Cash, end of period	$23,816	$(2,966)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for consulting expense	$-	$17,500
Stock issued for debt and personal guarantees	$-	$64,950
Stock options issued for directors' fees	$-	$25,175
Stock options issued for consulting fees	$162,385	$150,290

The accompanying condensed notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
Condensed Notes to Interim Financial Statements
September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results of operations expected at the year ending December 31, 2005.

For further information refer to the financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2005, the Company has an accumulated deficit of $5,877,050 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Jack and Palo Pinto County, Texas - In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc. (“Cumming”), whereby the Company paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project. The agreement also includes the re-entry and re-completion of Martex Ima Bridges well and the Kinder well. Furthermore, in 2003, the Company paid $6,945 for 1% of all turnkey and recompletion costs attributed to the project.

MICRON ENVIRO SYSTEMS, INC.
Condensed Notes to Interim Financial Statements
September 30, 2005

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

In July 2005, the Company was informed by Cumming that it was not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and was canceling the exchange of the Kinder #1 Well and the Boley Well. Cumming informed the Company that a refund would be issued for the Kinder well of $2,979, and that the Boley #3 Well would be exchanged for the Stuart 61 #11.

Canada
Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or are due on this property as of the nine months ended September 30, 2005.

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter “Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. In the first quarter of 2005, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by the Company paying Pemberton $1. As of September 30, 2005, the Company paid $8,953 on this agreement.

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

MICRON ENVIRO SYSTEMS, INC.
Condensed Notes to Interim Financial Statements
September 30, 2005

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

Viking Sands, Alberta - In November 2004, the Company entered into a participation agreement with Panterra Resource Corp. whereby the Company has the option to participate in a 1.67% gross (1% net) working interest. No payments have been made on this property. In August 2005, Panterra Resource Corp. informed the Company that they no longer would pursue the project; therefore, the participation agreement has been terminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company. In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. In September 2005, rent for the office space increased to approximately $720 per month.

MICRON ENVIRO SYSTEMS, INC.
Condensed Notes to Interim Financial Statements
September 30, 2005

During the nine months ended September 30, 2005, three directors realized gains from the sale of personal holdings of the Company’s common stock. The holding period relating to these sales was less than six months. In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company the realized gains, which have been recorded as additional paid-in capital in the amount of $26,335 in the accompanying financial statements.

NOTE 4 - COMMON STOCK

In the nine months ended September 30, 2005, the Company issued 17,000,000 shares from the exercise of stock options for $503,097 cash.

In 2004, the Company issued 24,650,000 shares from the exercise of stock options for $379,455 cash, $96,197 for subscriptions receivable, $13,548 for a loan payable, and $75,000 for consulting services. The Company also issued 500,000 shares to a consultant for consulting services for $17,500.

NOTE 5 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options for 2005: risk-free interest rate of 1.67 to 3.5%; volatility of 20 to 150%; and a life ranging from 3 months to 1 year.

For the nine months ended September 30, 2005, 23,020,000 stock options were granted to consultants for services rendered and 17,000,000 stock options were exercised.

For the year ended December 31, 2004, 33,250,000 stock options were granted to consultants and directors for services rendered for $229,733 and 24,650,000 stock options were exercised.

The following is a summary of stock options:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,300,000	$0.03
Granted	33,250,000	0.03
Exercised	(24,650,000)	0.03
Expired	(5,350,000)	0.03
Outstanding and exercisable at December 31, 2004	7,550,000	0.02
Granted	23,020,000	0.02
Exercised	(17,000,000)	0.03
Expired	(3,000,000)	0.04
Outstanding and exercisable at September 30, 2005	10,570,000	$0.03
Weighted average fair value of options granted during the period ended September 30, 2005		$0.01

MICRON ENVIRO SYSTEMS, INC.
Condensed Notes to Interim Financial Statements
September 30, 2005

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	650,000	$0.05	200,000
2004 Nonqualified Stock Option Plan C	200,000	$0.03	500,000
2005 Nonqualified Stock Option Plan	5,500,000	$0.02	-
2005 Nonqualified Stock Option Plan B	4,220,000	$0.02	5,780,000
Total	10,570,000		6,480,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - CORRECTION OF ERRORS

The financial statements for the periods ended March 31, 2005 and 2004, and for the years ended December 31, 2004 and 2003, have been restated to correct an error for the recognition of the realized gain on directors’ sale of securities. The effect of the restatement was to increase additional paid-in capital and increase net loss for 2005 and 2004 by $26,335 and $2,465 net of income tax, respectively, ($0.00 and $0.00 per share, respectively). Accumulated deficit at the beginning of 2004 has been increased by $10,453 for the correction in 2003.

MICRON ENVIRO SYSTEMS, INC.
Condensed Notes to Interim Financial Statements
September 30, 2005

Furthermore, the accompanying balance sheet for the year ended December 31, 2004 has been restated to correct an error for the capitalization of working interests in unproved properties. In accordance with Statements of Financial Accounting Standards 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” previous capitalization of working interests in unproved properties that were acquired more than one year prior to the balance sheet date have been expensed. The effect of the restatement was to decrease working interests and increase net loss for the nine months ended September 30, 2004 by $40,735 net of income tax, ($0.00 per share). The effect of the restatement was to decrease working interests and increase accumulated deficit for the nine months ended September 30, 2005 by $72,179 net of income tax, ($0.00 per share). Accumulated deficit at the beginning of 2004 has increased by $31,444.

The total effect from both errors on the nine months ended September 30, 2005 is to increase net loss by $98,514, net of income tax, ($0.00 per share), and increase accumulated deficit by $98,514. There was no effect on losses per share amounts.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2005, we had current assets of $27,678 and current liabilities of $377,783 as compared to current assets of $3,037 and current liabilities of $249,793 as of December 31, 2004. As such, as of September 30, 2005, we had a working capital deficit of $350,105 as compared to a working capital deficit of $246,756 as of December 31, 2004. The majority of the current liabilities at September 30, 2005 and at December 31, 2004, were accounts payable. Our total assets decreased from $93,189 at December 31, 2004 to $61,126 at September 30, 2005, mainly due to the decrease in our working interest in oil and gas properties, from $78,727 to $28,397. Our current liabilities increased from $249,793 at December 31, 2004 to $377,783 at September 30, 2005, due to an increase in accounts payable and in related party payables.

During the nine months ended September 30, 2005, our operating activities used cash of $497,735, the majority of which consisted of our net loss of $788,471, partially offset by stock options issued for consulting fees of $162,385, an increase in accounts payable of $87,763, an increase in accounts payable related party of $41,560, as well as other items. During the nine months ended September 30, 2004, our operating activities used cash of $338,509, the majority of which consisted of our net loss of $854,640, partially offset by an increase in accounts payable of $219,945, stock options issued for consulting fees of $150,290, a loss on impairment of assets, as well as other items.

During the nine months ended September 30, 2005, our investing activities used cash of $8,953 as opposed to $12,815 in the year nine months ended September 30, 2004. The uses of cash in the nine months ended September 30, 2005, was only attributable to investments in working interest in oil and gas properties, while the use of cash in the nine months ended September 20, 2004, was attributable to investments in assets and purchase of working interest in oil and gas properties.

During the nine months periods ended September 30, 2005 and September 30, 2004, our financing activities provided us $529,194 and $340,611, respectively, the majority of which consisted of cash of $406,662 and $259,650, paid to us in connection with the exercise of stock options. We have been financing our operations primarily through the issuance of common stock.

We expect total cash commitments for the remainder of the fiscal year to be approximately $165,000 to fund our general and administrative expenses and cash commitments on oil and gas properties. Specifically, we currently have a 25% working interest on the Enchant Prospect in Alberta. We expect to have cash commitments of $6,000 on this project for the remainder of the fiscal year ending December 31, 2005, which we expect to pay with cash we currently have in the bank. We have 5% working interest before payout on the Pembina Prospect in Alberta. We expect to have cash commitments of $5,000 on this project for the remainder of the fiscal year ending December 31, 2005, which we expect to pay with cash we currently have in the bank. As of September 30, 2005, we do not have sufficient resources to fund such cash commitments. We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

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

•
We have entered into three participation agreement with The Cumming Company, Inc., for a working interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”). We have a 1% working interest in the Martex Prospect. We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect. We plan on drilling one more well and re-working one well on this prospect. We do not expect to have any cash commitments on this project during the remainder of the fiscal year ending December 31, 2005.

•
In March 2005, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a working interest in the Pembina Project (“Pembina Prospect”). We have a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Prospect. Our ability to continue with this project is contingent on partner’s ability to meet future cash call and upon our ability to meet future cash calls. We expect to have cash commitments of $5,000 on this project for the remainder of the fiscal year ending December 31, 2005.

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

Results of Operations.

Our Statement of Operations for the three and nine months ended September 30, 2005 indicated a net loss of $231,883 and $788,471 (nil and $0.01 per common share), compared to a net loss of $181,400 and $854,640 (nil and $0.01 per common share) for the three and nine months ended September 30, 2004. We have realized $10,925 and $20,246 in revenue from operations for the three and nine months ended September 30, 2005 compared to $5,470 and $13,204 for the three and nine months ended September 30, 2004. We have not realized significant revenue from operations. We do expect to generate revenue from the Martex Prospect and the Kerrobert Prospect during the 2005 fiscal year, though we cannot predict the amount of revenue that may be generated.

For the three and nine months ended September 30, 2005, we had total expenses from operations of $233,780 and $797,696. For the three and nine months ended September 30, 2004, we had total expenses of $186,385 and $864,731. The increase of total expenses of $47,395 from the three months ended September 30, 2004 to the three months ended September 30, 2005, resulted primarily from an increase in exploration expense from nil to $16,228, and an increase in consulting expenses of $28,809. The decrease of total expenses of $67,035 from the nine months ended September 30, 2004 to the nine months ended September 30, 2005, was mainly due to a decrease in exploration expense of $37,306. The majority of the expenses for the three and nine month periods ended September 30, 2005 and 2004, were due to consulting expenses. The consulting expenses for the three and nine months ended September 30, 2005 and 2004 were incurred for services provided to us. The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks. A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

In connection with our properties, exploration expenses increased from Nil for the three months ended September 30, 2004 to $16,228 for the three months ended September 30, 2005, but decreased from $62,453 to $25,147 for the nine months ended September 30, 2004 to 2005.

General and administrative expenses for the three and nine months ended September 30, 2005 were $10,591 and $95,744, compared to $15,260 and $103,362 for the three and nine months ended September 30, 2004. There were no director’s fees for the three and nine months ended September 30, 2005, compared to nil and $10,000 for the three and nine months ended 2004. These expenses decreased due to decrease in activities occurring in the company during the period.

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

ITEM 3 CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

The only unregistered sales during the period July 1, 2005 to September 30, 2005, were the granting of 6,000,000 stock options as follows:

- under the 2005 Non-Qualified Stock Option Plan, we granted 1,780,000 stock options to Jason Gigliotti, one of our consultants for past services rendered, to purchase shares of our common stock at an exercise price of $0.016 on August 19, 2005, with an expiry date of August 19, 2006;
- under the 2005 B Non-Qualified Stock Option Plan, we granted 1,220,000 stock options to Jason Gigliotti, one of our consultants for past services rendered, to purchase shares of our common stock at an exercise price of $0.016 on August 19, 2005, with an expiry date of August 19, 2006; and
- under the 2005 B Non-Qualified Stock Option Plan, we granted 3,000,000 stock options to Graeme Sewell, one of our consultants for past services rendered, to purchase shares of our common stock at an exercise price of $0.016 on August 19, 2005, with an expiry date of August 19, 2006.

Each of the above individuals issued options are a non-US person and were issued these options in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5  OTHER INFORMATION

In November 2004, we entered into a participation agreement with Panterra Resources Corp. (“Panterra”) whereby we have the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta. (“Redwater Prospect”) We did not make any payments on this project. In August 2005, Panterra informed us that they were no longer pursuing the Redwater Prospect, therefore the participation agreement was terminated.

On September 1, 2005, we entered into a separate investor relations agreement with Jason Gigliotti, one of our existing consultants, for a twelve month term in consideration of one hundred thousand (100,000) shares of our restricted common stock. This stock has not been issued yet. The services Mr. Gigliotti provides to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us services relating to investing in oil and gas properties and communicating with our various operators.  A copy of this investor relations agreement is attached as Exhibit 10.1.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1  Investor Relations Agreement with Jason Gigliotti dated September 1, 2005

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
Date: November 17, 2005

/s/ Negar Towfigh

By: Negar Towfigh
Chief Financial Officer
Principal Financial Officer
Date: November 17, 2005