Form 10KSB/A
period 2004-12-31
MICRON ENVIRO SYSTEMS INC
filed 2006-02-15
CIK 1082285

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

As of February 9, 2006, there were 116,366,166 shares of the issuer's $.001 par value common stock issued and outstanding.

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

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 Well re-entry project.  A copy of this participation agreement was previously filed as an exhibit to our Amended Annual Form on Form 10-KSB/A on May 11, 2005.  We have paid $2,610 to date for our share of costs attributed to the project.

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

In October 2004, we entered into an agreement with The Cumming Company, Inc. to exchange our 1% working interest and 0.8% net revenue interest in the Kinder #1 Well, which, at the time, was drilled but not fraced, and the Boley Well, which, at the time, was not drilled, for a 1% working interest and 0.8% net revenue interest in the Stuart 61 #1 and Stuart 61 #6 Wells, neither of which had been drilled.  A copy of this agreement was previously filed as an exhibit to our Amended Annual Form on Form 10-KSB/A on May 11, 2005.  As we had paid for our share of costs on the Kinder #1 Well and the Boley Well, we did not have to pay any additional cost to drill the Stuart 61 #1 and Stuart 61 #6 Wells, and we expect that those wells will be drilled during the second quarter of 2005.

Subsequent to December 31, 2004, the Stuart 60 #8 Well was drilled and fraced and the well is currently being tested.

Redwater Prospect

In November 2004, we entered into a participation agreement with Panterra Resources Corp. whereby we have the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta.  A copy of this participation agreement was previously filed as an exhibit to our Amended Annual Form on Form 10-KSB/A on May 11, 2005.   We have not  received any cash calls on this prospect or made any payments on this prospect.

Enchant Prospect

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. (“Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well on the Enchant Prospect in consideration for a 50% payment of the rework of that well. This option is to be exercisable by us paying Pemberton the sum of $1. A copy of this option agreement was previously

filed as an exhibit to our Amended Annual Form on Form 10-KSB/A on May 11, 2005.   The agreement allows for Pemberton to subsequently re-acquire one half of the 50% working interest and a 50% revenue interest before royalties. Subsequent to the year ended December 31, 2004, Pemberton elected to re-acquire one half of our interest, resulting in us holding a 25% working interest and a 25% revenue interest before royalties. Subsequent to the year ended December 31, 2004, we exercised the option and also made payments of approximately $6,000 for our share of costs on the Enchant Prospect and the Enchant Well.  The Enchant Well was re-worked and was flowing oil, however, at this time the production of this well has been stopped to analyze factors related to this well.

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

Subsequent Events. Subsequent to the year ended December 31, 2004, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. A copy of this participation agreement was previously filed as an exhibit to our Amended Annual Form on Form 10-KSB/A on May 11, 2005.  We paid approximately $400 as a geological fee to earn this interest, as well as approximately $19,000 for our share of the costs of the test well.  This agreement calls for a re-work of a well.

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

As discussed in Note 10 to the financial statements, certain errors resulting in an overstatement of working interest, an understatement of additional paid-in capital and an understatement of net loss as of December 2004 and 2003, were discovered by management of the Company during the 2005 fiscal.  Accordingly, the financial statements for the years ended December 2004 and 2003 have been restated to correct the errors.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 8, 2005, except for Note 10 which is dated February 8, 2006.

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2004	2003
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS
Cash	$1,310	$7,747
Revenue receivable - oil and gas	1,727	3,819
TOTAL CURRENT ASSETS	3,037	11,566

PROPERTY AND EQUIPMENT, NET	11,425	3,677

OTHER ASSETS
Working interest in oil and gas properties	19,328	40,735
TOTAL OTHER ASSETS	19,328	40,735

TOTAL ASSETS	$33,790	$55,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$165,960	$61,236
Related party payables	82,500	-
Loans from shareholders and affiliated entities	1,333	18,635
TOTAL CURRENT LIABILITIES	249,793	79,871

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$0.001 par value; 85,866,166 and 60,716,166 shares
issued and outstanding, respectively	85,866	60,716
Additional paid-in capital	4,882,907	4,094,159
Subscriptions receivable	(96,197)	(82,250)
Accumulated deficit	(5,088,579)	(4,096,518)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(216,003)	(23,893)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$33,790	$55,978

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Restated)	(Restated)

REVENUES - Oil and gas	$17,126	$16,828

COST OF REVENUES	3,484	11,209

GROSS PROFIT	13,642	5,619

EXPENSES
Exploration expense	47,801	67,972
Depreciation, amortization and depletion	2,743	517
Directors fees	21,175	45,000
Consulting	765,965	979,993
Legal and accounting	42,640	43,437
Meals and entertainment	27,675	3,921
Marketing and promotion	18,464	26,101
Travel	23,345	12,241
General and administrative	55,895	25,997
TOTAL EXPENSES	1,005,703	1,205,179

LOSS FROM OPERATIONS	(992,061)	(1,199,560)

LOSS BEFORE INCOME TAXES	(992,061)	(1,199,560)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(992,061)	(1,199,560)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net	-	201,330

NET LOSS	$(992,061)	$(998,230)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	-	0.01
NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	72,311,999	39,754,083

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock					Total
	Number		Additional	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
			(Restated)		(Restated)
Balance, January 1, 2003	22,466,166	$22,466	$2,737,300	$-	$(3,098,288)	$(338,522)

Issuance of stock options for consulting fees	-	-	76,000	-	-	76,000

Issuance of common stock for exploration expense	250,000	250	12,250	-	-	12,500

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.03 per share	36,500,000	36,500	1,214,566	(82,250)	-	1,168,816

Issuance of common stock for the immediate exercise
of stock options for cash of $45,000 for directors
fees at an average of $0.027 per share	1,500,000	1,500	43,500	-	-	45,000

Realized gain on directors' sale of securities	-	-	10,543	-	-	10,543

Net loss for the year ended December 31, 2003	-	-	-	-	(998,230)	(998,230)

Balance, December 31, 2003	60,716,166	$60,716	$4,094,159	$(82,250)	$(4,096,518)	$(23,893)

Issuance of options for consulting and directors fees	-	-	229,733	-	-	229,733

Subscriptions receivable paid	-	-	-	82,250	-	82,250

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.02 per share	24,650,000	24,650	539,550	(96,197)	-	468,003

Issuance of common stock for consulting fees	500,000	500	17,000	-	-	17,500

Realized gain on directors' sale of securities	-	-	2,465	-	-	2,465

Net loss for the year ended, December 31, 2004	-	-	-	-	(992,061)	(992,061)

Balance, December 31, 2004	85,866,166	$85,866	$4,882,907	$(96,197)	$(5,088,579)	$(216,003)

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(992,061)	$(998,230)
Loss (gain) from discontinued operations	-	(201,330)
Loss from continuing operations	(992,061)	(1,199,560)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation, amortization and depletion	2,743	517
Loss on impairment of unproved properties	40,735	31,444
Stock issued for exploration expense	-	12,500
Stock issued for consulting fees	17,500	-
Stock options exercised for consulting fees	-	662,859
Stock options issued for directors fees	25,175	-
Stock options issued for consulting fees	204,558	76,000
Decrease in notes receivable, net	-	2,846
(Increase) decrease in revenue receivable	2,092	(3,287)
Increase in related party payables	82,500	-
Increase in accounts payable	179,724	13,505
Net cash used by operating activities	(437,034)	(403,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(10,491)	(3,794)
Purchase of working interest in oil and gas property	(19,328)	(40,735)
Net cash used by investing activities	(29,819)	(44,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	379,455	550,957
Payment on subscriptions receivable	82,250	-
Realized gain on directors' sale of securities	2,465	10,543
Decrease in loans from shareholders and affiliated entities	(3,754)	(44,211)
Increase (decrease) in other loans payable	-	(61,952)
Net cash provided by financing activities	460,416	455,337

Change in cash	(6,437)	7,632

Cash, beginning of period	7,747	115

Cash, end of period	$1,310	$7,747

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for exploration expense	$-	$12,500
Stock options exercised for consulting fees	$-	$662,859
Stock options issued for directors fees	$25,175	$-
Stock options issued for consulting fees	$204,558	$76,000
Stock issued for consulting fees	$17,500	$-
Stock issued for related party loan	$13,548	$-
Stock issued for accounts payable	$75,000	$-
Loss on impairment of working interests in oil and gas properties	$4,405	$-

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.  At December 31, 2004, the Company adopted SFAS No. 123 (R) after adopting SFAS No. 123 in prior years.  The adoption of SFAS No. 123 (R) at January 1, 2004 has had no impact on the Company's financial condition or results of operations.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

	December 31, 2004	December 31, 2003
Net operating loss carryforward	$4,970,000	$2,400,000

Deferred tax asset	$1,690,000	$850,000
Deferred tax asset valuation allowance	$(1,690,000)	$(850,000)

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

During the years ended December 31, 2004 and 2003, directors and an officer realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company, the realized gains, which are recorded as additional paid-in capital in the amounts of $2,465 and $10,543, in the Company's 2004 and 2003 financial statements, respectively.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

NOTE 10-CORRECTION OF ERRORS

The accompanying financial statements for the year ended December 31, 2003 have been restated to correct an error for the recognition of the realized gain on directors' sale of securities.  Originally, the realized gain on directors' sale of securities was classified as other income. Therefore, other income has decreased $10,543 and additional paid-in capital has increased by that amount.  Furthermore, the accompanying financial statements for the year ended December 31, 2003 have been restated to correct an error for the capitalization of working interests in unproved properties.  In accordance with Statements of Financial Accounting Standards 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," previous capitalization of working interests in unproved properties that were acquired more than one year prior to the balance sheet date have been expensed.  This caused working interests to decrease by $31,444 (for amounts relating to working interest purchased in 2002) and exploration expense to increase by $31,444.  The combination of both errors caused net loss to increase by $41,987.

The accompanying financial statements for the year ended December 31, 2004 have also been restated to correct an error for the recognition of the realized gain on directors' sale of securities.  Originally, the realized gain on directors' sale of securities was classified as other income.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

Therefore, other income has decreased cumulatively by $13,008 and additional paid-in capital has increased cumulatively by that amount.  Furthermore, the accompanying financial statements for the year ended December 31, 2004 have also been restated to correct an error for the capitalization of working interests in unproved properties.  This caused working interests to decrease by $67,774 ($31,444 for amounts relating to working interest purchased in 2002 and $36,330 for amounts relating to working interests purchased in 2003) and exploration expense to increase by $40,735.  Originally at December 31, 2004, the Company had written off to exploration expense $4,405 for other prior changes.  Additionally, the Company began depleting working interests for the year ending December 31, 2004.  With the restatement, depletion decreased by $8,375.  The combination of both errors caused net loss to decrease by $30,420.

The effect of prior period accounting errors relating to a realized gain on directors' sale of securities and capitalization of working interests in unproved properties resulted in the following changes for the years ending December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	As previously reported	As restated	As previously reported	As restated
Balance Sheet:
Working interest	$ 87,102	$ 19,328	$ 72,179	$ 40,735
Additional paid-in capital	4,869,899	4,882,907	4,083,616	4,094,159
Accumulated deficit	(5,016,172)	(5,088,579)	(4,054,531)	(4,096,518)

Statement of Operations:
Exploration expense	7,066	47,801	36,528	67,972
Depreciation, amortization, depletion	11,118	2,743	517	517
Other income	2,465	-	10,543	-
Loss on impairment of asset	(4,405)	-	-	-
Net loss	(961,641)	(992,061)	(956,243)	(998,230)
Earnings per share (Continuing operations)	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

The Company has incurred losses since inception and has a deferred tax asset, which is completely offset by the valuation allowance.  For the year ended December 31, 2003, the deferred tax asset increased from $850,000 to $854,000 with a corresponding valuation allowance increase of $4,000 as a result of the restatement.  For the year ended December 31, 2004, the deferred tax asset decreased from $1,700,000 to $1,690,000 with a corresponding valuation allowance decrease of $10,000 as a result of the restatement.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

The following tables show the cumulative effect of the restatements by the three reporting quarters for the years ended December 31, 2004 and 2003.

	Three Months Ended March 31, 2004		Three Months Ended June 30, 2004		Six Months Ended June 30, 2004		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004		Three Months Ended December 31, 2004		Twelve Months Ended December 31, 2004
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Balance Sheet:
Working interest	$ 72,179	$ 22,077	$ 72,179	$ -	$ 72,179	$ -	$ 75,145	$ -	$ 75,145	$ -	$ 87,102	$ 19,328	$ 87,102	$ 19,328
Additional paid-in capital	4,321,766	4,334,774	4,469,701	4,428,709	4,469,701	4,428,709	4,607,451	4,620,459	4,607,451	4,620,459	4,869,899	4,882,907	4,869,899	4,882,907
Accumulated deficit	(4,351,760)	(4,414,870)	(4,682,941)	(4,768,128)	(4,682,941)	(4,768,128)	(4,863,005)	(4,951,158)	(4,863,005)	(4,951,158)	(5,016,172)	(5,088,579)	(5,016,172)	(5,088,579)

Statement of Operations:
Exploration expense	21,718	40,376[1]	-	22,077	21,718	62,453	-	-	21,718	62,453	(14,652)[2]	(14,652)[2]	7,066	47,801
Depreciation, amortization, depletion	559	559	1,443	1,443	2,002	2,002	7	7	2,009	2,009	9,109	734	11,118	2,743
Other income	2,465	-	-	-	2,465	-	-	-	2,465	-	-	-	2,465	-
Loss on impairment	-	-	-	-	-	-	-	-	-	-	-	-	(4,405)[2]	-
Net loss	(297,229)	(318,352)	(331,181)	(353,258)	(628,410)	(671,610)	(180,064)[3]	(183,030)	(808,474)	(854,640)	(153,167)	(137,421)	(961,641)	(992,061)
Earnings per share (Continuing operations)	nil	nil	$(0.01)	$(0.01)	$(0.01)	$(0.01)	nil	nil	$(0.01)	$(0.01)	nil	nil	$ (0.01)	$ (0.01)

1 This amount consists of the $21,718 previously reported plus $18,658 due to correction of an error.

2 This is an audit adjustment.

3 The previously reported financial statement contains a typographical mistake.

20

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

	Three Months Ended March 31, 2003		Three Months Ended June 30, 2003		Six Months Ended June 30, 2003		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003		Three Months Ended December 31, 2003		Twelve Months Ended December 31, 2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Balance Sheet:
Working interest	$ 50,102	$ 41,102	$ 72,178	$ 57,139	$ 72,178	$ 57,139	$ 72,178	$ 53,234	$ 72,178	$ 53,234	$ 72,179	$ 40,735	$ 72,179	$ 40,735
Additional paid-in capital	2,654,800	2,654,800	3,195,275	3,197,379	3,195,275	3,197,379	3,359,816	3,369,005	3,359,816	3,369,005	4,083,616	4,094,159	4,083,616	4,094,159
Accumulated deficit	(3,270,161)	(3,279,251)	(3,515,900)	(3,533,043)	(3,515,900)	(3,533,043)	(3,871,561)	(3,899,964)	(3,871,561)	(3,899,964)	(4,054,531)	(4,096,518)	(4,054,531)	(4,096,518)

Statement of Operations:
Exploration expense	-	9,090	-	5,949	-	15,039	29,511	33,416	29,511	48,455	7,017	19,517	36,528	67,972
Depreciation, amortization, depletion	-	-	-	-	-	-	167	167	167	167	350	350	517	517
Other income	-	-	2,104	-	2,104	-	7,085	-	9,189	-	1,354	-	10,543	-
Net loss	(171,873)	(180,963)	(245,739)	(253,792)	(417,612)	(434,755)	(355,661)[1]	(366,651)	(773,273)	(801,406)	(182,970)	(196,824)	(956,243)	(998,230)
Earnings per share (Continuing operations)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$ (0.03)	$ (0.03)

1 The previously reported financial statement contains a typographical mistake.

21

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

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director February 9, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	February 9, 2006
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	February 9, 2006
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	February 9, 2006