Form 10KSB/A
period 2004-12-31
MICRON ENVIRO SYSTEMS INC
filed 2006-02-15
CIK 1082285

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

As of ~~July 19, 2005~~  February 9, 2006 , there were  ~~98~~  116 ,366,166 shares of the issuer's $.001 par value common stock issued and outstanding.

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

 ~~As discussed in Note 10 to the financial statements, certain errors resulting in an understatement of additional paid in capital and an understatement of net loss as of December 2004 and 2003, were discovered by management of the Company during the current year.  Accordingly, an adjustment has been made to retained earnings as of December 2004 to correct the error.~~

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses in recent years, has limited cash resources and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 8, 2005, except for Note 10 which is dated  ~~June 28, 2005.~~  February 8, 2006.

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	December 31,		December 31,
	2004		2003
	(Restated)		(Restated)

ASSETS
CURRENT ASSETS
Cash	$1,310		$7,747
Revenue receivable - oil and gas	1,727		3,819
TOTAL CURRENT ASSETS	3,037		11,566

PROPERTY AND EQUIPMENT, NET	11,425		3,677

OTHER ASSETS
Working interest in oil and gas properties	19,328 ~~87,102~~ 		40,735 ~~72,179~~
TOTAL OTHER ASSETS	19,328 ~~78,727~~		40,735 ~~72,179~~

TOTAL ASSETS	$33,790 ~~93,189~~		$55,978 ~~87,422~~

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$165,960		$61,236
Related party payables	82,500		-
Loans from shareholders and affiliated entities	1,333		18,635
TOTAL CURRENT LIABILITIES	249,793		79,871

COMMITMENTS AND CONTINGENCIES	-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$0.001 par value; 85,866,166 and 60,716,166 shares
issued and outstanding, respectively	85,866		60,716
Additional paid-in capital	4,882,907		4,094,159 ~~4,083,616~~
Subscriptions receivable	(96,197)		(82,250)
Accumulated deficit	(5,088,579) ~~(5,029,180~~	 ~~)~~ 	(4,096,518) ~~(4,054,531~~	 ~~)~~
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(216,003) ~~(156,604~~	 ~~)~~ 	(23,893) ~~7,551~~

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$33,790 ~~93,189~~		$55,978 ~~87,422~~

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Year Ended		Year Ended
	December 31,		December 31,
	2004		2003
	(Restated)		(Restated)

REVENUES - Oil and gas	$17,126		$16,828

COST OF REVENUES	3,484		11,209

GROSS PROFIT	13,642		5,619

EXPENSES
Exploration expense	47,801 ~~7,066~~		67,972 ~~36,528~~
Depreciation, amortization and depletion	2,743 ~~11,118~~		517
Directors fees	21,175		45,000
Consulting	765,965		979,993
Legal and accounting	42,640		43,437
Meals and entertainment	27,675		3,921
Marketing and promotion	18,464		26,101
Travel	23,345		12,241
General and administrative	55,895		25,997
TOTAL EXPENSES	1,005,703 ~~973,343~~		1,205,179 ~~1,173,735~~

LOSS FROM OPERATIONS	(992,061) ~~(959,701~~	 ~~)~~ 	(1,199,560) ~~(1,168,116~~	 ~~)~~

LOSS BEFORE INCOME TAXES	(992,061) ~~(964,106~~	 ~~)~~ 	(1,199,560) ~~(1,168,116~~	 ~~)~~

INCOME TAX EXPENSE	-		-

LOSS FROM CONTINUING OPERATIONS	(992,061) ~~(964,106~~	 ~~)~~ 	(1,199,560) ~~(1,168,116~~	 ~~)~~

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net	-		201,330

NET LOSS	$(992,061) ~~(964,106~~	 ~~)~~ 	$(998,230) ~~(966,786~~	 ~~)~~

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED
Continuing operations	$(0.01)		$(0.03) ~~0.03~~
Discontinued operations	-		0.01
NET LOSS PER COMMON SHARE	$(0.01)		$(0.02) ~~0.04~~

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	72,311,999		39,754,083

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock						Total
	Number		Additional	Subscriptions	Accumulated		Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	Deficit		Deficit
			(Restated)		(Restated)
Balance, January 1, 2003	22,466,166	$22,466	$2,737,300	$-	$(3,098,288)		$(338,522)

Issuance of stock options for consulting fees	-	-	76,000	-	-		76,000

Issuance of common stock for exploration expense	250,000	250	12,250	-	-		12,500

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.03 per share	36,500,000	36,500	1,214,566	(82,250)	-		1,168,816

Issuance of common stock for the immediate exercise
of stock options for cash of $45,000 for directors
fees at an average of $0.027 per share	1,500,000	1,500	43,500	-	-		45,000

Realized gain on directors' sale of securities	-	-	10,543	-	-		10,543

Net loss for the year ended December 31, 2003	-	-	-	-	(998,230) ~~(966,786~~	 ~~)~~ 	(998,230) ~~(966,786~~	 ~~)~~

Balance, December 31, 2003	60,716,166	$60,716	$4,094,159	$(82,250)	$(4,096,518) ~~(4,065,074~~	 ~~)~~ 	$(23,893) ~~7,551~~

Issuance of options for consulting and directors fees	-	-	229,733	-	-		229,733

Subscriptions receivable paid	-	-	-	82,250	-		82,250

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.02 per share	24,650,000	24,650	539,550	(96,197)	-		468,003

Issuance of common stock for consulting fees	500,000	500	17,000	-	-		17,500

Realized gain on directors' sale of securities	-	-	2,465	-	-		2,465

Net loss for the year ended, December 31, 2004	-	-	-	-	(992,061) ~~(964,106~~	 ~~)~~ 	(992,061) ~~(964,106~~	 ~~)~~

Balance, December 31, 2004	85,866,166	$85,866	$4,882,907	$(96,197)	$(5,088,789) ~~(5,029,180~~	 ~~)~~ 	$(216,003) ~~(156,604~~	 ~~)~~

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended		Year Ended
	December 31,		December 31,
	2004		2003
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(992,061) ~~(964,106~~	 ~~)~~ 	$(998,230) ~~(966,786~~	 ~~)~~
Loss (gain) from discontinued operations	-		(201,330)
Loss from continuing operations	(992,061) ~~(964,106~~	 ~~)~~ 	(1,199,560) ~~(1,168,116~~	 ~~)~~
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation, amortization and depletion	2,743 ~~11,118~~		517
Loss on impairment of unproved properties	40,735		31,444
Stock issued for exploration expense	-		12,500
Stock issued for consulting fees	17,500		-
Stock options exercised for consulting fees	-		662,859
Stock options issued for directors fees	25,175		-
Stock options issued for consulting fees	204,558		76,000
Decrease in notes receivable, net	-		2,846
(Increase) decrease in revenue receivable	2,092		(3,287)
Increase in related party payables	82,500		-
Increase in accounts payable	179,724		13,505
Net cash used by operating activities	(437,034)		(403,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(10,491)		(3,794)
Purchase of working interest in oil and gas property	(19,328)		(40,735)
Net cash used by investing activities	(29,819)		(44,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	379,455		550,957
Payment on subscriptions receivable	82,250		-
Realized gain on directors' sale of securities	2,465		10,543
Decrease in loans from shareholders and affiliated entities	(3,754)		(44,211)
Increase (decrease) in other loans payable	-		(61,952)
Net cash provided by financing activities	460,416		455,337

Change in cash	(6,437)		7,632

Cash, beginning of period	7,747		115

Cash, end of period	$1,310		$7,747

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for exploration expense	$-	$12,500
Stock options exercised for consulting fees	$-	$662,859
Stock options issued for directors fees	$25,175	$-
Stock options issued for consulting fees	$204,558	$76,000
Stock issued for consulting fees	$17,500	$-
Stock issued for related party loan	$13,548	$-
Stock issued for accounts payable	$75,000	$-
Loss on impairment of working interests in oil and gas properties	$4,405	$-

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

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

		December 31, 2004	December 31, 2003
Net operating loss carryforward	$	 ~~5,000~~  4,970 ,000	$2,400,000

Deferred tax asset		$1, ~~700~~  690 ,000	$850,000
Deferred tax asset valuation allowance		$(1, ~~700~~  690 ,000)	$(850,000)

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

During the years ended December 31, 2004 and 2003, directors and an officer realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company, the realized gains, which are recorded as  ~~other income~~  additional paid-in capital in the amounts of $2,465 and $10,543, in the Company's 2004 and 2003 financial statements, respectively.

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

NOTE 10-CORRECTION OF  ~~AN ERROR~~  ERRORS

The accompanying financial statements for the year ~~s~~ ended December 31,  ~~2004 and~~ 2003 have been restated to correct an error for the recognition of the realized gain on directors' sale of securities. ~~The effect of the restatement was to increase additional paid in capital and increase net loss for 2004 and 2003 by $2,465 and $10,543 net of income tax, respectively, ($0.00 per share and $0.01 per~~

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2004

 ~~share respectively).  Accumulated deficit at the beginning of 2003 was not affected by this correction.~~   Originally, the realized gain on directors' sale of securities was classified as other income. Therefore, other income has decreased $10,543 and additional paid-in capital has increased by that amount.  Furthermore, the accompanying financial statements for the year ended December 31, 2003 have been restated to correct an error for the capitalization of working interests in unproved properties.  In accordance with Statements of Financial Accounting Standards 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," previous capitalization of working interests in unproved properties that were acquired more than one year prior to the balance sheet date have been expensed.  This caused working interests to decrease by $31,444 (for amounts relating to working interest purchased in 2002) and exploration expense to increase by $31,444.  The combination of both errors caused net loss to increase by $41,987.

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

 ~~6~~

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

 ~~7~~

20

 ~~MICRON ENVIRO SYSTEMS, INC.~~

 ~~Notes to the Financial Statements~~

 ~~December 31, 2004~~

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

 ~~6~~

21

 ~~MICRON ENVIRO SYSTEMS, INC.~~

 ~~Notes to the Financial Statements~~

 ~~December 31, 2004~~

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

 ~~7~~

22

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

Micron Enviro Systems, Inc., a Nevada corporation

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director  ~~July 19, 2005~~  February 9, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	 ~~July 19, 2005~~  February 9, 2006
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	 ~~July 19, 2005~~  February 9, 2006
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	 ~~July 19, 2005~~  February 9, 2006
~~By: /s/ Conrad Clemiss Conrad Clemiss Director~~	 ~~July 19, 2005~~