Form 10QSB/A
period 2005-03-31
MICRON ENVIRO SYSTEMS INC
filed 2006-02-15
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:  000-30258

MICRON ENVIRO SYSTEMS, INC.

(Exact name of Small Business Issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0202944 (I.R.S. Employer Identification No.)
789 West Pender Street, Suite 1205 Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 1H2 (Zip Code)
Registrant’s telephone number, including area code	604-646-6903

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (   ) No

There were 116,366,166 common shares outstanding of as of February 9, 2006 .

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS
Cash	$25,650	$1,310
Revenue receivable - oil and gas	3,268	1,727
TOTAL CURRENT ASSETS	28,918	3,037

OTHER ASSETS
Working interest in oil and gas property	38,773	19,328
Property, net of depreciation	10,595	11,425
TOTAL OTHER ASSETS	49,368	30,753

TOTAL ASSETS	$78,286	$33,790

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$73,494	$165,960
Related party payables	87,756	82,500
Loans from shareholders and affiliated entities	1,333	1,333
TOTAL CURRENT LIABILITIES	162,583	249,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 67,816,166 and 60,716,166 shares
issued and outstanding, respectively	98,366	85,866
Additional paid-in capital	5,324,642	4,882,907
Subscriptions receivable	(107,298)	(96,197)
Accumulated deficit during exploration stage	(5,400,007)	(5,088,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(84,297)	(216,003)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$78,286	$33,790

The accompanying condensed notes are an integral part of these financial statements

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
	(Restated)	(Restated)

REVENUES - Oil and gas	$10,388	$3,708

COST OF REVENUES	7,148	1,096

GROSS PROFIT	3,240	2,612

EXPENSES
Exploration expense	7,993	21,718
Directors' fees	33,500	8,175
Consulting	240,705	237,250
Legal and accounting	10,892	4,291
General and administrative	21,578	30,872
TOTAL EXPENSES	314,668	302,306

LOSS FROM OPERATIONS	(311,428)	(299,694)

LOSS BEFORE INCOME TAXES	(311,428)	(299,694)

INCOME TAX EXPENSE	-	-

NET LOSS	$(311,428)	$(299,694)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations	$ nil	$ nil
Discontinued operations	$ nil	$ nil
NET LOSS PER COMMON SHARE	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	94,299,499	64,910,671

The accompanying condensed notes are an integral part of these financial statements

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(311,428)	$(299,694)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciaton and amortization	829	559
Stock issued for consulting expense	-	17,500
Stock options exercised for consulting fees	-	45,150
Stock options issued for directors' fees	-	8,175
Stock options issued for consulting fees	88,500	36,150
(Increase) decrease in prepaid expense	-	(1,770)
(Increase) decrease in revenue receivable	(1,541)	806
Increase (decrease) in accounts payable	(92,466)	31,898
Increase (decrease) in accounts payable-related party	5,256	-
Net cash provided (used) by operating activities	(310,850)	(161,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	(6,890)
Purchase of working interest in oil and gas property	(19,444)	-
Net cash provided (used) by investing activities	(19,444)	(6,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	255,988	105,100
Payment of subscriptions receivable	72,311	59,000
Loans from shareholders and affiliated entities	-	(3,754)
Realized gain on director's sale of securities	26,335	2,465
Net cash provided (used) by financing activities	354,634	162,811

Change in cash	24,340	(5,305)

Cash, beginning of period	1,310	7,747

Cash, end of period	$25,650	$2,442

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for consulting expense	$-	$17,500
Stock options exercised for consulting fees	$-	$45,150
Stock options issued for directors' fees	$-	$8,175
Stock options issued for consulting fees	$88,500	$36,150

The accompanying condensed notes are an integral part of these financial statements

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

NOTE 9-CORRECTION OF ERRORS

The accompanying financial statements for the periods ended March 31, 2005 and 2004, and for the year ended December 31, 2004, have been restated to correct an error for the recognition of the realized gain on directors' sale of securities. The effect of the restatement was to increase additional paid in capital and increase net loss for 2005 and 2004 by $26,335 and $2,465 net of income tax, respectively, ($0.00 per share for both years).  Accumulated deficit at the beginning of 2004 has been increased by $10,453 for the correction in 2003.

Furthermore, the accompanying balance sheet for the year ended December 31, 2004 has been restated to correct an error for the capitalization of working interests in unproved properties.  In accordance with Statements of Financial Accounting Standards 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," previous capitalization of working interests in unproved properties that were acquired more than one year prior to the balance sheet date have been expensed.  The effect of the restatement was to decrease working interests and increase net loss for the three months ended March 31, 2004 by $18,658 net of income tax, ($0.00 per share).  Furthermore, the effect of the restatement was to decrease working interests and increase net loss for the three months ended March 31, 2005 by $72,179 net of income tax, ($0.00 per share).  Accumulated deficit at the beginning of 2004 has increased by $31,444.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2005

The total effect from both errors on the three months ended March 31, 2005 is to increase net loss by $98,514, net of income tax, ($0.00 per share), and increase accumulated deficit by $98,514.  There was no effect on losses per share amounts.

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

Date:   February 9, 2006

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   February 9, 2006