Form 10QSB/A
period 2005-06-30
MICRON ENVIRO SYSTEMS INC
filed 2006-02-15
CIK 1082285

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes  (  ) No

There were 116,866,166 common shares outstanding of as of February 9, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	June 30
	2005	December 31,
	(unaudited)	2004
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS
Cash	$89,016	$1,310
Revenue receivable - oil and gas	3,862	1,727
TOTAL CURRENT ASSETS	92,878	3,037

PROPERTY AND EQUIPMENT, NET	9,761	11,425

OTHER ASSETS
Working interest in oil and gas property	38,773	19,328

TOTAL ASSETS	$141,412	$33,790

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$214,965	$165,960
Related party payables	112,700	82,500
Loans from shareholders	1,333	1,333
TOTAL CURRENT LIABILITIES	328,998	249,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 98,366,166 and 85,866,166 shares
issued and outstanding, respectively	98,366	85,866
Additional paid-in capital	5,354,860	4,882,907
Subscriptions receivable	-	(96,197)
Accumulated deficit during exploration stage	(5,640,813)	(5,088,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(187,586)	(216,003)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$141,412	$33,790

The accompanying condensed notes are an integral part of these financial statements

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES - Oil and gas	$5,155	$3,553	$9,321	$7,261

COST OF REVENUE	(1,067)	(2,398)	(1,993)	(3,494)

GROSS PROFIT	4,088	1,155	7,328	3,767

EXPENSES
Exploration expense	-	40,735	4,565	62,453
Directors' fees	-	17,000	-	25,175
Consulting	193,094	254,150	433,799	491,400
Legal and accounting	25,153	12,131	36,045	16,422
General and administrative	61,396	27,230	85,153	58,102
Other professional services	-	21,825	-	21,825
TOTAL EXPENSES	279,643	373,071	559,562	675,377

LOSS FROM OPERATIONS	(275,555)	(371,916)	(552,234)	(671,610)

INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$(275,555)	$(371,916)	$(552,234)	$(671,610)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	98,366,166	70,566,166	96,332,833	69,191,166

The accompanying condensed notes are an integral part of these financial statements

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(552,234)	$(671,610)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock options issued for consulting fees	118,718	40,000
Depreciaton and amortization	6,019	2,002
Loss on impairment of unproved properties	-	40,735
Stock issued for debt and personal guarantees	-	34,950
Stock options exercised for consulting fees	-	138,880
Stock options issued for directors' fees	-	25,175
(Increase) in prepaid expense	-	(1,770)
(Decrease) increase in revenue receivable	(2,135)	1,779
(Decrease) increase in accounts payable	49,005	107,932
(Decrease) increase in related party payables	30,200	-
Net cash provided (used) by operating activities	(350,426)	(281,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(19,445)	(9,878)
Net cash used by investing activities	(19,445)	(9,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	339,400	204,650
Payment of subscriptions receivable	96,196	82,250
Loans from shareholders and affiliated entities	-	(3,754)
Realized gain on directors' sale of securities	26,335	2,465
Net cash provided by financing activities	461,931	285,611

Change in cash	92,060	(6,194)

Cash, beginning of period	1,310	7,747
-
Cash, end of period	$89,016	$1,553

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for debt and personal guarantees	$-	$34,950
Stock options exercised for consulting fees	$-	$138,880
Stock options issued for directors' fees	$-	$25,175
Stock options issued for consulting fees	$118,718	$40,000

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

NOTE 9 - CORRECTION OF ERRORS

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

Furthermore, the accompanying balance sheet for the year ended December 31, 2004 has been restated to correct an error for the capitalization of working interests in unproved properties.  In accordance with Statements of Financial Accounting Standards 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," previous capitalization of working interests in unproved properties that were acquired more than one year prior to the balance sheet date have been expensed.  The effect of the restatement was to decrease working interests and increase net loss for the six months ended June 30, 2004 by $40,735 net of income tax, ($0.00 per share).  The effect of the restatement was to decrease working interests and increase net loss for the six months ended June 30, 2005 by $72,179 net of income tax, ($0.00 per share).  Accumulated deficit at the beginning of 2004 has increased by $31,444.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

June 30, 2005

The total effect from both errors on the six months ended June 30, 2005 is to increase net loss by $98,514, net of income tax, ($0.00 per share), and increase accumulated deficit by $98,514.  There was no effect on losses per share amounts.

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