Form 10QSB/A
period 2005-06-30
MICRON ENVIRO SYSTEMS INC
filed 2006-02-15
CIK 1082285

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes  (  ) No

There were  ~~100~~  116 ,366,166 common shares outstanding of as of  ~~August 15, 2005~~  February 9, 2006 .

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	June 30
	2005		December 31,
	(unaudited)		2004
	(Restated)		(Restated)

ASSETS
CURRENT ASSETS
Cash	$89,016		$1,310
Revenue receivable - oil and gas	3,862		1,727
TOTAL CURRENT ASSETS	92,878		3,037

PROPERTY AND EQUIPMENT, NET	9,761		11,425

OTHER ASSETS
Working interest in oil and gas property	38,773  ~~93,816~~		19,328  ~~78,727~~

TOTAL ASSETS	$141,412 ~~196,455~~		$33,790 ~~93,189~~

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$214,965		$165,960
Related party payables	112,700		82,500
Loans from shareholders	1,333		1,333
TOTAL CURRENT LIABILITIES	328,998		249,793

COMMITMENTS AND CONTINGENCIES	-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 98,366,166 and 85,866,166 shares
issued and outstanding, respectively	98,366		85,866
Additional paid-in capital	5,354,860		4,882,907
Subscriptions receivable	-		(96,197)
Accumulated deficit during exploration stage	(5,640,813)  ~~(5,585,770~~	)	(5,088,579) ~~(5,029,180~~	)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(187,586) ~~(132,544~~	)	(216,003) ~~(156,604~~	~~)~~

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$141,412 ~~196,455~~		$33,790 ~~93,189~~

The accompanying condensed notes are an integral part of these financial statements

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2005		2004		2005		2004
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(Restated)		(Restated)		(Restated)		(Restated)

REVENUES - Oil and gas	$5,155		$3,553		$9,321		$7,261

COST OF REVENUE	(1,067)		(2,398)		(1,993)		(3,494)

GROSS PROFIT	4,088		1,155		7,328		3,767

EXPENSES
Exploration expense	0 ~~926~~		40,735  ~~0~~		4,565 ~~8,919~~		62,453 ~~21,718~~
Directors' fees	-		17,000		-		25,175
Consulting	193,094		254,150		433,799		491,400
Legal and accounting	25,153		12,131		36,045		16,422
General and administrative	61,396		27,230		85,153		58,102
Other professional services	-		21,825		-		21,825
TOTAL EXPENSES	279,643 ~~280,569~~		373,071 ~~332,336~~		559,562 ~~563,916~~		675,377  ~~634,642~~

LOSS FROM OPERATIONS	(275,555) ~~(276,481~~	 ~~)~~ 	(371,916) ~~(331,181~~	 ~~)~~ 	(552,234) ~~556,588~~		(671,610) ~~(630,875~~	 ~~)~~

INCOME TAX	-		-		-		-

NET INCOME (LOSS)	$(275,555)  ~~(276,481~~	 ~~)~~ 	$(371,916) ~~(331,181~~	 ~~)~~ 	$(552,234) ~~(556,588~~	 ~~)~~ 	$(671,610) ~~(630,875~~	)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)		$(0.01)		$(0.01)		$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	98,366,166		70,566,166		96,332,833		69,191,166

The accompanying condensed notes are an integral part of these financial statements

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005		2004
	(unaudited)		(unaudited)
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(552,234) ~~(556,588~~	 ~~)~~ 	$(671,610) ~~(630,875~~	 ~~)~~
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock options issued for consulting fees	118,718		40,000
Depreciaton and amortization	6,019		2,002
Loss on impairment of unproved properties	-		40,735
Stock issued for debt and personal guarantees	-		34,950
Stock options exercised for consulting fees	-		138,880
Stock options issued for directors' fees	-		25,175
(Increase) in prepaid expense	-		(1,770)
(Decrease) increase in revenue receivable	(2,135)		1,779
(Decrease) increase in accounts payable	49,005		107,932
(Decrease) increase in related party payables	30,200		-
Net cash provided (used) by operating activities	(350,426) ~~(354,780~~	 ~~)~~ 	(281,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	(19,445)		(9,878)
Net cash used by investing activities	(19,445)		(9,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	339,400		204,650
Payment of subscriptions receivable	96,196		82,250
Loans from shareholders and affiliated entities	-		(3,754)
Realized gain on directors' sale of securities	26,335		2,465
Net cash provided by financing activities	461,931		285,611

Change in cash	92,060 ~~87,706~~		(6,194)

Cash, beginning of period	1,310		7,747
-
Cash, end of period	$89,016		$1,553

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-		$-
Income taxes paid	$-		$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for debt and personal guarantees	$-		$34,950
Stock options exercised for consulting fees	$-		$138,880
Stock options issued for directors' fees	$-		$25,175
Stock options issued for consulting fees	$118,718		$40,000

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

NOTE 9 - CORRECTION OF  ~~AN ERROR~~  ERRORS

The financial statements for the periods ended March 31, 2005 and 2004, and for the  ~~year~~  years ended December 31, 2004 and 2003 , have been restated to correct an error for the recognition of the realized gain on directors' sale of securities. The effect of the restatement was to increase additional paid-in capital and increase net loss for 2005 and 2004 by $26,335 and $2,465 net of income tax, respectively, ($0.00 and $0.00 per share, respectively).  Accumulated deficit at the beginning of 2004 has been increased by $10,453 for the correction in 2003.

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

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bernard McDougall

By:  Bernard McDougall

Chief Executive Officer, President, Director

Duly Authorized Officer

Date:   ~~August 15, 2005~~  February 9, 2006

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   ~~August 15, 2005~~  February 9, 2006