Form 10KSB
period 2005-12-31
MICRON ENVIRO SYSTEMS INC
filed 2006-04-17
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Micron Enviro Systems, Inc.

(Exact name of registrant as specified in its charter)

  Nevada                                                               98-0202944

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

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(  )

The issuer had revenue of $25,390 in its most recent fiscal year ended December 31, 2005.

The aggregate market value of the Common Stock (124,466,166 shares) held by non-affiliates, based on the closing sale price ($0.209) of the Common Stock as of April 10, 2006 was $26,013,429.  On April 10, 2006, the closing price of our common equity was $0.209.

As of April 10, 2006, there were 124,866,166 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes_______

No    X

PART I

Item 1. Description of Business.

Our Development. We were originally incorporated in Nevada on January 23, 1998 as "Strathcona Capital Corp."  On January 22, 1999, we changed our name to "Micron Enviro Systems, Inc."

Our executive offices are located at 789 West Pender Street, Suite 1205, Vancouver, British Columbia, Canada V6C 1H2.  Our telephone number is (604) 646-6903.

Our Current Business. We were an exploration stage oil and gas company from May 19, 2001 though to December 31, 2003.  Since January 1, 2004, we have been considered an operating company, though we have a non-operating interest in our properties. Other companies conduct the drilling operations on our properties, these are the operators on each property.  We do not conduct the operations on the properties nor do we plan to.

Green Ranch Prospect

In February 2002, we subscribed with Krause Chemical Ltd. for a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas ("Green Ranch Prospect").  In consideration, we paid $45,548 for the initial well, $102,483 for the subsequent four wells, as well as for our proportionate share of the balance of the drilling and completion costs.  The first well, the Z1 Well, was drilled and is currently producing gas.  On November 27, 2002, for consideration of $10,000, we increased our net revenue interest in the second well, the Z2 Well, from 2.5% to 3.9%, while our working interest remained at 5%.  The Z2 Well was also successfully drilled and was previously producing both oil and gas.  However, in June 2003, we did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs had to be recovered before we could collect our 3.9% net revenue interest in that well. The Z2 Well is producing a very small amount of gas, therefore we do not expect to ever be able to back-in for our interest in the well.  In February 2004, we elected not to consent to the drilling of another well on the Green Ranch Prospect, the C-1 Well.  As we did not consent to the drilling, we incurred no costs related to the drilling of this well, however, we could receive revenue from this well only after 500% of our portion of the drilling costs were recovered.  Regardless, the operator decided to abandon the C-1 Well in April 2004.  The operator will not allow us to participate in any further wells that may be drilled on this prospect since we non-consented on the last two wells and we do not intend to participate on drilling any further wells on this prospect.

Kerrobert Prospect

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we were able to earn a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the "Kerrobert Project") for consideration of incurring 5% of the costs associated with the drilling program. This was a related party transaction at the time of the agreement as the president of Patch Energy Inc. at the time, David Stadnyk, was also one of our consultants.  In May 2003, we entered into a participation agreement with Habanero Resources Inc. ("Habanero"), whereby we assigned Habanero 30% of our net revenue interest in the Kerrobert Project, in exchange for Habanero paying 30% of our exploration and drilling costs.   Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.  As such, we currently maintain a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  A total of nine wells have been drilled and completed on this property, and we are receiving revenue from all nine wells.

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

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 Well re-entry project.  We have paid $2,610 to date for our share of costs attributed to this well.

Seven wells have been drilled by the operator, the Cumming Company, on the Martex Prospect that we are involved in, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Martex Ima Bridges #2 Well was successfully completed and is producing oil and gas.  The Henderson #3 Well has been completed and it is now producing gas.  Completion work on the Wimberley #3 Well was completed, it was producing gas, but as December 31, 2005, it was no longer producing and required another recompletion.  The Wimberley #5 Well has been completed and it is now producing gas.  The Wimberley #7 Well has been completed and it is now producing gas.   In January 2005, the Stuart 60 #8 Well was drilled and is now producing gas.

Also in October 2004, we entered into an agreement with The Cumming Company, Inc. to exchange our 1% working interest and 0.8% net revenue interest in the Kinder #1 Well, which, at the time, was drilled but not fraced, and the Boley Well, which, at the time, was not drilled, for a 1% working interest and 0.8% net revenue interest in the Stuart 61 #1 and Stuart 61 #6 Wells, neither of which had been drilled.  As we had paid for our share of costs on the Kinder #1 Well and the Boley Well, we did not have to pay any additional costs to drill the Stuart 61 #1 and Stuart 61 #6 Wells.

In July 2005, we were informed by Cumming that they were not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and were canceling the exchange of the Kinder #1 Well and the Boley #3 Well.  Cumming refunded us $2,979 for the Kinder Well and informed us that the Boley #3 Well would be exchanged for the Stuart 61 #11 Well.  The Stuart 61 #11 Well has not yet been drilled.

Subsequent to December 31, 2005, the Wimberly #3 Well was re-worked and is currently producing gas.

Total Oil & Gas Properties

The total amount of oil and gas we produced from all out interests was 264 barrels of oil and 1389 Mcf of gas in the year ended December 31, 2005.  The total amount of oil and gas we produced from all out interests was 347 barrels of oil and 5,855 Mcf of gas in the  year ended December 31, 2004.

The average price of oil that we received for our interests were $51.38 per barrel and $43.61 per barrel, in the years ended December 31, 2005, and 2004, respectively.   The average price of gas that we

received for our interests were $5.42/Mcf and $5.43/Mcf, in the years ended December 31, 2005, and 2004, respectively.

We had an interest in a total of 16 gross wells as of December 31, 2005 and 2004.   The net well calculation consists of the total number of wells that we had drilled which we had an interest in multiplied by our working interest in each well.  We had a total of 0.425 net wells as of December 31, 2005 and 2004.

The net acres of developed land under lease for use in oil and gas operations that we had as of December 31, 2005 and 2004, were 1,563.3 acres.  The net acres of undeveloped  land under lease for use in oil and gas operations that we had as of December 31, 2005 and 2004, were 2,882.7 acres.

Subsequent Events. Subsequent to the year ended December 31, 2005, we entered into a participation agreement with Premium Petroleum Inc., whereby we received a 5% working interest before and a 3% working interest after payout in the Boyne Lake Project, located in Boyne Lake, Alberta, Canada. A copy of the respective Agreement is included in this report as Exhibit 10.1.  As of the date of this Annual Report on Form 10-KSB, we had paid $26,280 for our share of the costs of the test well.  The well was successfully drilled and cased and has been declared on "Tight-Hole Status."

Also, subsequent to the year ended December 31, 2005, we entered into Letter of Intent to form the Patch Oilsands Partnership ("POP"), however finalization of the oil sands partnership is subject to execution of formal documentation.  We have spent $109,325 in anticipation of projects related to the POP.

Cancelled Consulting Agreements. None

Current Consulting Agreement.  In June 2005, we entered into a one year consulting agreement with Dane Brown for 4,500,000 options to purchase shares of common stock, for Mr. Brown's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  As of December 31, 2005, we had issued a total of 4,500,000 shares of common stock to the consultant with an exercise price of $0.015 per share.  On the date the options were granted, our common stock closed at $0.01.  No additional shares of common stock will be issued in connection with the agreement.

In September 2005, we entered into a one year investor relations agreement with Jason Gigliotti, one of our existing consultants, for 100,000 shares of restricted common stock.  As of December 31, 2005, these shares of common stock had not been issued yet. The services Mr. Gigliotti provides to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us services relating to investing in oil and gas properties and communicating with our various operators.

Subsequent Consulting Agreements.  In January 2006, we entered into a three month consulting agreement with Blair Naughty for 5,000,000 options to purchase shares of common stock, for Mr. Naughty's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  We have issued a total of 5,000,000 shares of common stock due to the exercise of 5,000,000 stock options with an exercise price of $0.02 per share. On the date the options were granted, our common stock closed at $0.02.  No additional shares of common stock will be issued in connection with the agreement.   Mr. Naughty

looks for new oil and gas projects for us, which he reviews, analyzes and presents to our board of directors.    Mr. Naughty has experience in the oil and gas industry.

In January 2006, we entered into a six month consulting agreement with David Stadnyk for 5,000,000 options to purchase shares of common stock, for Mr. Stadnyk's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  We have issued a total of 5,000,000 shares of common stock due to the exercise of 5,000,000 stock options with an exercise price of $0.02 per share. On the date the options were granted, our common stock closed at $0.02.  No additional shares of common stock will be issued in connection with the agreement.  Mr. Stadnyk looks for new oil and gas projects for us, which he reviews, analyzes and presents to our board of directors.  Mr. Stadnyk was instrumental in forming the POP and providing us with the opportunity to become a partner in the POP.  He has brought in several projects located in the Alberta Oil Sands for the POP and is continuing to look for additional projects.  Mr. Stadnyk has vast experience in the oil and gas industry.

In February 2006, we entered into a one year consulting agreement with Thomas Doyle for 4,000,000 options to purchase shares of common stock, for Mr. Doyle's provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  Mr. Doyle was granted 2,000,000 options with an exercise price of $0.11 per share, 1,000,000 with an exercise price of $0.16 per share, and 1,000,000 with an exercise price of $0.21 per share.  On the date the options were granted, our common stock closed at $0.11.  We have issued a total of 4,000,000 shares of common stock due to the exercise of 4,000,000 stock options.  No additional shares of common stock will be issued in connection with the agreement.  Mr. Doyle looks for new oil and gas projects for us within North America, which he reviews, analyzes and presents to our board of directors.    Mr. Doyle has vast experience in the oil and gas industry, with over 15 years of experience.

In March 2006, we entered into a one year consulting agreement with Omar Halloum for 2,000,000 options to purchase shares of common stock, for Mr. Halloum's provision to us of exploring and aiding the board of directors in obtaining listing in multiple Middle Eastern Stock Exchanges.  These options to purchase shares of common stock have not yet been granted and no shares of common stock have been issued in connection with the agreement.  A copy of the respective Agreement is included in this report as Exhibit 10.2.

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

In September 2003, we entered into a letter agreement with Pemberton whereby we could purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, in exchange for 250,000 shares of our common stock. In October 2003, our board of directors approved the share issuance pursuant to the agreement and 250,000 restricted common shares were issued.  During the year ended December 31, 2004, we were advised by Pemberton that the project had been dropped and, as such, the letter agreement was terminated.  Subsequent to December 31, 2005, the Alberta Energy and Utilities Board ("EUB") ordered a plug and abandon order on this prospect, and named us on the order.  We informed the EUB that we were not a working participant on this prospect and we were released from this order and all costs related to this order.

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

In November 2004, we entered into a participation agreement with Panterra Resources Corp. ("Panterra") whereby we had the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta.  We never  received any cash calls on this prospect or made any payments on this prospect.  In August 2005, Panterra informed us that they were no longer pursuing the project; therefore, the participation agreement has been terminated during the year ended December 31, 2005.

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. ("Pemberton") to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well on the Enchant Prospect in consideration for a 50% payment of the rework of that well. This option was be exercisable by us paying Pemberton the sum of $1. The agreement allows for Pemberton to subsequently re-acquire one half of the 50% working interest and a 50% revenue interest before royalties. In January 2005, Pemberton elected to re-acquire one half of our interest, resulting in us holding a 25% working interest and a 25% revenue interest before royalties.  A payment of $9,191 has been made on this property as of the year ended December 31, 2005.   The Enchant Well was re-worked and was flowing oil, then production was stopped to analyze factors related to this well.  Pemberton allowed the leases to lapse on the Enchant Prospect, resulting in the loss of the property. During the year ended December 31, 2005, we abandoned the Enchant prospect.  Subsequent to the year ended December 31, 2005, the EUB ordered a plug and abandon order on the Enchant Prospect.  We are currently awaiting a release of this order and any costs associated with this order.

In March 2005, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. A copy of the respective Agreement is included in this report as Exhibit 10.3.  We paid approximately $400 as a geological fee to earn this interest, as well as approximately $19,000 for our share of the costs of the test well.  This agreement called for a re-work of a well.  In August 2005, the agreement was amended as the one of the participants forfeited their interest in the Participation agreement, which resulted in our working interest after payout to increase to 2.375%. A copy of the amended Participation Agreement is included in this report as Exhibit 10.4.  The well was drilled and the operator advised us that the well was not economical.   During the year ended December 31, 2005, we abandoned the Pembina Project.

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

Mcf - Thousand cubic feet.

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

Item 2. Description of Property.

Our Property. During the fiscal year ended December 31, 2005 we held a working interest in the following properties:

Green Ranch Prospect (Stephens County, Texas)

In February 2002, we acquired a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas referred to as the Green Ranch Prospect.

The Green Ranch Prospect was a proposed 15 well program consisting of 4,131 acres of leasehold on the Green Ranch in Stephens County, Texas. This leasehold is located approximately 50 miles northeast of Abilene, Texas and approximately 10 miles northwest of Breckenridge, Texas, along the North Stephens-Shackelford County line.  The initial primary target formation in this prospect was the Bend Conglomerate at a depth of approximately 4,500 feet.  Secondary target formations are the Caddo, Rotten Chert, Mississippian and Ellenberger formations

The Green Ranch Prospect lies within an oil and gas producing province identified as Texas Railroad Commission District 7B, which encompasses 24 Counties I North Central Texas.  Within an area approximately 120 miles long and 40 miles wide running from Archer County, Texas to the North to Brown County to the South, lays the Bend Arch.  It covers portions of Archer, Jack, Throckmorton, Shackelford, Callahan, Eastland and Brown Counties, and all of Stephens and Young Counties all within District 7B. As the name implies, the Bend Arch is a broad, gentle structural arch, which plunges northward from the Llano Uplift across West Central Texas, terminating in the regional synclinal area south of the Red River Uplift.  It was a stable area with subsidence on either side as the Fort Worth Basin formed on the East and Permian Basin formed on the west.  As the Bend Arch was relatively stable throughout a large part of geologic history, the area afforded favourable environments for deposition of oil and gas reservoir beds.   Principal producing formations are the Mississippian, Bend sands and conglomerates, the Caddo limestone and Strawn sands.

On May 10, 2002, drilling commenced on the first well, the Z1 Well.  Permico Corporation (the "Operator") informed us that they encountered potential hydrocarbon-bearing zones while drilling.  The Z1 Well was drilled to a total depth of 4,514 feet, production casing was set and cement was poured and dried.  The Operator constructed a gas pipeline for the Z1 Well.  The Operator gathered information from surrounding fields and existing wells and based on this data, decided to frac the Mississippian zone. The Operator informed us that oil and gas were encountered as the frac was being conducted.  The frac was successful and oil has been recovered and sold.  Currently the gas formation located directly above the oil-bearing region has been fraced and put on-line for sales.  The Z1 Well is currently producing gas revenue.

On November 27, 2002, for consideration of $10,000 we increased our net revenue interest in the second well of the Green Ranch Prospect from 2.5% to 3.9%, while our working interest remained at 5%.

On February 1, 2003, drilling commenced on the second well of the Green Ranch Prospect, the Z2 Well.  The Z2 Well was drilled to a total depth of 4,249 feet, production casing was set and cement was poured and dried.  The Z2 is located approximately 6,000 feet away from the Z1.  After reviewing the sonic logs and the density-neutron logs, the Operator decided to perforate and frac from 3,950 feet to 3,990 feet.  Perforation of the Z2 Well was successfully completed and successful within the significant 104-foot continuous fractured pay zone.  The Z2 well was connected to the high pressure gas system and gas was recovered and sold.  The Z2 also produced oil.  We did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs were to be recovered before we could collect our 3.9%.  The Z2 Well is producing a very small amount of gas, therefore we do not expect to ever be able to back-in for our interest in the well.

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

During the year ended December 31, 2003, we participated in drilling and casing nine wells on the Kerrobert Project.  A total of nine wells have been drilled and completed on this property, and we are receiving revenue from all nine wells.  Flow rates were as high as 84 barrels of oil per day.  The oil is comparable to West Texas No 1. The experience by other oil companies in the area suggests an approximate fifteen year life for the shallow oil wells.  Our ability to drill further wells on this project is completely contingent on our  partners' decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.

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

In February 2004, we entered into an additional participation agreement with The Cumming Company, Inc., whereby we paid $750 for a 1% working interest and a 0.8% net revenue interest in five additional wells on the Martex Prospect. We paid a total of $15,968 for 1% of all turnkey and re-completion costs attributed to the project.

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 - Re-Entry Project.  We paid $2,610 for 1% of all turnkey and re-completion costs attributed to the project.

This multi-well project in Palo Pinto and Jack Counties is primarily a gas project.   According to the operator, The Cumming Company, this project was initiated by Mitchell Energy Corporation (subsequently bought out by Devon Energy) before the company focused its efforts in the Barnett Shale.  Mitchell Energy had established commercial production in the Marble Falls formation.  Our goal for this project is to exploit the potential commercial production from this formation through a multi-well program of up to seven wells.

Seven wells have been drilled by the operator, the Cumming Company, on the Martex Prospect that we are involved in, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  Gas was discovered in the Henderson #3 Well and after acidization gas started to flow at a rate of 300 thousand cubic feet per day.  This rate was achieved without having to frac the well, as the operator previously thought was required.  Completion work on the Wimberley #3 Well was completed, it was producing gas, but as December 31, 2005, it was no longer producing and required another re-completion.   The Wimberley #5 Well was drilled, bond logs were run, it was fraced and has been successfully put on line for sales.  The Wimberley #7 Well has also been successfully put on line for sales.  In January, 2005, we drilled and fraced the Stuart 60 #8 Well.  It is currently flowing and generating revenue.

In October 2004, we entered into another agreement with the Cumming Company to exchange our 1% working interest in the Kinder #1 Well, which a the time was drilled but not fraced yet, and the Boley Well, which at the time was not yet drilled, for a 1% interest in the Stuart 61 #1 and #6 Wells, neither of which had been drilled yet.  As we had paid for our share of costs on the Kinder #1 Well and the Boley Well, we did not have to pay any additional cost for the Stuart 61 #1 and the Stuart 61 #6 Wells.

In July 2005, we were informed by Cumming that they were not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and were canceling the exchange of the Kinder #1 Well and the Boley #3 Well.  Cumming refunded us $2,979 for the Kinder Well and informed us that the Boley #3 Well would be exchanged for the Stuart 61 #11 Well.  The Stuart 61 #11 Well has not yet been drilled.

Subsequent to December 31, 2005, the Wimberly #3 Well was reworked again and is currently producing gas.

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

The prospect consisted of one initial well, with the potential to drill multiple wells if the first well was successful.  The formation of primary interest on this property was the Viking Sands, which is gas productive throughout the immediate area.  The Viking zones had previously been tested and produced gas in a number of wells in the immediate area of the prospect.

We never received any cash calls on this prospect or made any payments on this prospect, as operations did not commence on the Redwater Prospect.  In August 2005, Panterra informed us that they were no longer pursuing the project; therefore, the participation agreement has been terminated during the year ended December 31, 2005.

Enchant Prospect (Enchant, Alberta)

In December 2004, we entered into an agreement with Pemberton to acquire a 50% working interest and a 50% revenue interest in the Enchant Prospect in consideration for a 50% payment of the rework of the well. The agreement allowed for Pemberton to back in upon us receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. In January 2005, Pemberton elected to back-in for 50% of our interest, resulting in us earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option was to be exercisable by us paying Pemberton $1.  On the Enchant Prospect, we were looking primarily for oil in the Sawtooth formation. A payment of $9,191 has been made on this property as of the year ended December 31, 2005.   The Enchant Well was re-worked and was flowing oil, then production was stopped to analyze factors related to this well.

Pemberton allowed the leases to lapse on the Enchant Prospect, resulting in the loss of the property. During the year ended December 31, 2005, we abandoned the Enchant Prospect.  Subsequent to the year ended December 31, 2005, the EUB ordered a plug and abandon order on the Enchant Prospect.  We are currently awaiting a release of this order and any costs associated with this order.

Pembina Prospect (Pembina, Alberta)

In March 2005, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. We paid approximately $400 as a geological fee to earn this interest, as well as approximately $19,000 for our share of the costs of the test well.  This agreement called for a re-entry of an existing, past producing oil well.   The objective was to test the Viking formation.  In August 2005, the agreement was amended as the one of the participants forfeited their interest in the Participation agreement, which resulted in our working interest after payout to increase to 2.375%. The well was drilled and the operator advised us that the well was not economical.   During the year ended December 31, 2005, we abandoned the Pembina Project.

Office Space

We occupy office space, consisting of 1,870 square feet, provided by one of our officers, Negar Towfigh, for a cost of CAD $840 per month.

Item 3. Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4. Submission of Matters to Vote of Security Holders

Not Applicable

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. We are a reporting company with the Securities and Exchange Commission ("SEC"). We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the NASDAQ Stock Market and prices for our common stock are published on the OTCBB under the trading symbol "MSEV". The OTCBB market for our stock is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.  The following chart from Yahoo! Finance specifies quarterly high and low quotations.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

Date	High	Low
First Quarter 2006	0.25	0.01
Fourth Quarter 2005	0.12	0.01
Third Quarter 2005	0.03	0.01
Second Quarter 2005	0.04	0.01
First Quarter 2005	0.059	0.026
Fourth Quarter 2004	0.04	0.01
Third Quarter 2004	0.032	0.01
Second Quarter 2004	0.037	0.02
First Quarter 2004	0.05	0.03

Subsequent to year ended December 31, 2005, we became listed on Frankfurt Stock Exchange under the trading symbol "NDD".

Holders. The approximate number of holders of record as of December 31, 2005 for our common shares were thirty-six.  There are likely additional holders which hold their shares in street form, however we do not know who they are or how many shareholders hold their stock in street form

Stock Options. During the year ended December 31, 2005, we granted options as compensation to certain of our directors, executive officers and consultants.

In January 2005, 2,000,000 stock options with an exercise price of $0.042 were granted to Nolan Moss, for his consultant services which he has now completed.  In January 2005, 3,400,000 stock options were granted to Graeme Sewell, who is one of our consultants, and in February 2005, the exercise price on all of these stock options were adjusted from $0.042 to $0.03 and the term was extended two months. Also in January 2005, 3,400,000 stock options were granted to Jason Gigliotti, to is one of our consultants, and in March 2005, the exercise price on all of these stock options were adjusted from $0.042 to $0.025.  In June 2005, stock options totaling 8,220,000, with an exercise price of $0.015, were granted to Conrad Clemiss, who was a director at the time,Negar Towfigh, our CFO and secretary, Stephen Amdahl, who is one of our directors, Bernard McDougall, who is one of our directors and president, and Dane Brown, one of our consultants.  In August 2005, stock options totaling 6,000,000, with an exercise price of $0.016, were granted to Jason Gigliotti and Graeme Sewell.

During the year ended December 31, 2005, 17,000,000 stock options were exercised, resulting in the issuance of 17,000,000 shares of common stock for cash of $406,900 and subscriptions formerly receivable of $96,197.  The subscriptions formerly receivable were the payment of the exercise price of stock options by some of our consultants.  These receivables were incurred during the year ended December 31, 2004 and repaid during the year ended December 31, 2005.  As of December 31, 2005, there were 6,650,000 stock options unexercised and outstanding.

In June 2005, the 2005 Stock Option Plan A was implemented.  A copy of the 2005 Stock Option Plan A was previously filed as an exhibit to our Registration Statement on Form S-8 on June 30, 2005.   In August 2005, the 2005 Stock Option Plan B was implemented.  A copy of the 2005 Stock Option Plan B was previously filed as an exhibit to our Registration Statement on Form S-8 on January 13, 2006.  Up to 10,000,000 shares of our common stock may be issued under each plan.

Subsequent to the year ended December 31, 2005, stock options totaling 31,000,000 were granted to directors, officers and consultants.  These options were granted as follows: (a) 5,000,000 stock options with an exercise price of $0.02 were granted to Blair Naughty, one of our consultant, pursuant to his consulting agreement with us.  On the date the options were granted, our common stock closed at $0.02; (b) 5,000,000 stock options with an exercise price of $0.02 were granted to David Stadnyk, one of our consultant, pursuant to his consulting agreement with us.  On the date the options were granted, our common stock closed at $0.02;  (c) 500,000 stock options with an exercise price of $0.02 were granted to Negar Towfigh, our chief financial officer and secretary, for services rendered.  On the date the options were granted, our common stock closed at $0.02;  (d) 500,000 stock options with an exercise price of $0.02 were granted to Stephen Amdahl, one of our directors, for services rendered.  On the date the options were granted, our common stock closed at $0.02;  (e) 500,000 stock options with an exercise price of $0.02 were granted to Bernard McDougall, one of our directors and our president, for services rendered.  On the date the options were granted, our common stock closed at $0.02;  (f) 2,000,000 stock options with an exercise prices of $0.035 were granted to Graeme Sewell, one of our consultants, for services rendered.  On the date the options were granted, our common stock closed at $0.03; (g) 2,000,000 stock options with an exercise prices of $0.035 were granted to Jason Gigliotti, one of our consultants, for services rendered.  On the date the options were granted, our common stock closed at $0.03; (h)  2,000,000 stock options with an exercise prices of $0.11, 1,000,000 options with an exercise price of $0.16, and 1,000,000 stock options with an exercise price of $0.21 were granted to Thomas Doyle, one of our consultants, for his services.  On the date the options were granted, our common stock closed at $0.11; (i) 5,000,000 stock options with an exercise prices of $0.15 were granted to Graeme Sewell, for consulting services rendered.  On the date the options were granted, our common stock closed at $0.15; (j) 5,000,000 stock options with an exercise prices of $0.15 were granted to Jason Gigliotti, one for consulting services rendered.  On the date the options were granted, our common stock closed at $0.15; (k) 500,000 were granted to each of Bernard McDougall, Negar Towfigh, Stephen Amdahl with an exercise price of $0.15.  On the date the options were granted, our common stock closed at $0.16.

In January 2006, the 2006 Stock Option Plan A was implemented.  In February 2006, the 2006 Stock Option Plan B and the 2006 Stock Option Plan C were implemented.  Up to 10,000,000 shares of our common stock may be issued under each plan.

Dividends. There have been no cash or stock dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities.  During the period October 1, 2005 to December 31, 2005, we did not sell any securities that were not registered under the Securities Act.

Stock Repurchases. During the period October 1, 2005 to December 31, 2005, we did not do any repurchases of our common stock.

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

Liquidity and Capital Resources.

As of December 31, 2005, we had current assets of $19,620 and current liabilities of $547,754 as compared to current assets of $3,037 and current liabilities of $249,793 as of December 31, 2004.  As such, as of December 31, 2005, we had a working capital deficit of $528,134 as compared to a working capital deficit of $246,756.  The increase in the working capital deficit between the two periods is primarily due to an increase in accounts payable and related party payables.  The majority of the accounts payable are unpaid consulting fees.  Our total assets decreased from $33,790 at December 31, 2004 to $27,717 at December 31, 2005, mainly due to the decrease in our working interest in oil and gas properties from $19,328 to nil.  Our total liabilities increased from $249,793 at December 31, 2004 to $547,754 at December 31, 2005, primarily due to an increase in accounts payable and related party payables.

During the year ended December 31, 2005, our operating activities used cash of $502,782, the majority of which consisted of our net loss of $915,651, partially offset by an increase in accounts payable of

$225,347 and stock options issued for consulting and directors' fees of $82,185 as well as other items.  During the year ended December 31, 2004, our operating activities used cash of $437,034, the majority of which consisted of our net loss of $992,061, partially offset by an increase in accounts payable of $179,724 and stock options issued for consulting and directors' fees of $229,733 as well as other items.

During the years ended December 31, 2005 and 2004, our investing activities used cash of $9,191 in 2005 and $29,819 in 2004, the use of cash in the year ended December 31, 2005 was working interests in oil and gas properties, while in the year ended December 31, 2004 it was attributable to investments of assets and to working interests in oil and gas properties.

During the year ended December 31, 2005, our financing activities provided us $528,099, the majority of which consisted of cash of $406,900 paid to us in connection with the exercise of stock options.    During the year ended December 31, 2004, our financing activities provided us $460,416, the majority of which consisted of cash of $379,455 paid to us in connection with the exercise of stock options. During both periods we financed our operations primarily through the exercise of stock options.

We expect total cash commitments for the year ended December 31, 2006 to be approximately $800,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  Specifically, we expent to have a 5% working interest in the POP.  We expect to have further cash commitments of approximately $100,000 for our share of the POP during the year ending December 31, 2006.   We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay this cash commitment.    We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

Additionally, during the year ended December 31, 2006, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

We have a 2.5% net revenue interest in the Z1 Well located on the Green Ranch Prospect.  We do not expect to have any cash commitments on this project during the year ending December 31, 2006.

•

We have a 3.5% working interest and a 2.45% net revenue interest the Kerrobert Project.  Our ability to drill further wells on this project is completely contingent on our partners' decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2006.

•

We have a 1% working interest in the Martex Prospect located in Jack County and Palo Pinto Counties, Texas.  We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We have one more well that we are expecting to  drill on this prospect which we have already paid for.  We have already made all our cash commitments on this project and do not expect to have any cash commitments on this project during the year ending December 31, 2006.

•

We had a 5% working interest before payout and a 2.375% working interest after payout in the Pembina Project.  After the well was drilled, the operator advised us that the well was uneconomically feasible, therefore we abandoned the well during the year ended December 31,

2005.  However, we have a cash commitment for $4,500 Canadian dollars on this project, for well investigation and to pay for the former overage of costs incurred on the well, during the year ended December 31, 2005.

•

We had a 25% working interest and a 25% revenue interest before royalties in the Enchant Prospect.  The operator allowed the leases on the property to lapse and therefore they have lost this property.  As such, we abandoned this property as of the year ended December 31, 2005.  However, we have a cash commitment for $1,195 Canadian dollars on this project for a reserve and geological report prepared on the Enchant Prospect during the year ended December 31, 2005.  Subsequent to the year ended December 31, 2005, the EUB ordered a plug and abandon order on the Enchant Prospect.  We are currently awaiting a release of this order and any costs associated with this order.

•

We entered into several Alberta Oil Sands Projects through the Patch Oilsands Limited Partnership, of which we have a 5% working interest.  We have entered into a Letter of Intent to form the oil sands partnership, however finalization of the oil sands partnership is subject to execution of formal documentation.  We expect to have cash commitments of approximately $100,000 on our share of the Patch Oilsands Limited Partnership during the year ended December 31, 2005.

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

Results of Operations.

Our Statement of Operations for the year ended December 31, 2005 indicated a net loss of $915,651 ($0.01 per common share), compared to a net loss of $992,061 for the fiscal year ended December 31, 2004 ($0.01 per common share).  We have realized $25,390 in revenue from operations for the year ended December 31, 2005 compared to $17,126 for the year ended December 31, 2004.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Green Ranch Prospect, the Martex Prospect, and the Kerrobert Prospect during the 2006 fiscal year, though we cannot predict the amount of revenue that may be generated.

For the year ended December 31, 2004, we had total expenses from operations of $1,005,703. For the year ended December 31, 2005, we had total expenses of $926,773. The decrease of $78,930 resulted primarily from a decrease in consulting expenses. Consulting expenses for the year ended December

31, 2005 were $674,941 compared to $765,965 for the year ended December 31, 2004.  The consulting expenses for the years ended December 31, 2005 and 2004 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks. The consulting expenses decreased due less stock options being granted during the year ended December 31, 2005, than during the year ended December 31, 2004. A large amount of these consulting fees were not paid in cash but were instead paid in stock options in the years ended December 31, 2005 and December 31, 2004.

In connection with our properties, exploration expenses increased from $47,801 for the year ended December 31, 2004 to $53,545 for the year ended December 31, 2005.  This is partly attributable to do with increases in costs associated with exploration expense.

General and administrative expenses for the year ended December 31, 2005 were $32,835 compared to $55,895 at December 31, 2004.  Also, travel expenses, and meals and entertainment for the year ended December 31, 2005 were $6,842 and $7,680, respectively, compared to $23,345 and $27,675, respectively, for the year ended December 31, 2004.  Director's fees for the year ended December 31, 2005 were $72,000, compared to $21,175 for 2004.  These expenses increased due to more stock options being granted to directors during the year ended December 31, 2005, than during the year ended December 31, 2004.

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

Item 7. Financial Statements

The Board of Directors

Micron Enviro Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Micron Enviro Systems, Inc. (a Nevada corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 10, 2006

MICRON ENVIRO SYSTEMS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash	$17,436	$1,310
Revenue receivable - oil and gas	2,184	1,727
TOTAL CURRENT ASSETS	19,620	3,037

PROPERTY AND EQUIPMENT, NET	8,097	11,425

OTHER ASSETS
Working interest in oil and gas property	-	19,328

TOTAL ASSETS	$27,717	$33,790

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$391,307	$165,960
Related party payables	156,447	82,500
Loans from shareholders and affiliated entities	-	1,333
TOTAL CURRENT LIABILITIES	547,754	249,793

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 102,866,166 and 85,866,166 shares
issued and outstanding, respectively	102,866	85,866
Additional paid-in capital	5,381,327	4,882,907
Subscriptions receivable	-	(96,197)
Accumulated deficit	(6,004,230)	(5,088,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(520,037)	(216,003)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$27,717	$33,790

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

REVENUES - Oil and gas	$25,390	$17,126

COST OF REVENUE	14,268	3,484

GROSS PROFIT	11,122	13,642

EXPENSES
Exploration expense	53,545	47,801
Depreciation and amortization	3,450	2,743
Directors' fees	72,000	21,175
Consulting	674,941	765,965
Legal and accounting	60,369	42,640
Meals & entertainment	7,680	27,675
Marketing and promotion	15,111	18,464
Travel	6,842	23,345
General and administrative	32,835	55,895
TOTAL EXPENSES	926,773	1,005,703

LOSS BEFORE INCOME TAXES	(915,651)	(992,061)

INCOME TAX	-	-

NET LOSS	$(915,651)	$(992,061)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	99,224,499	72,311,999

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock					Total
	Number		Additional	Subscriptions	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance, January 1, 2004	60,716,166	$60,716	$4,094,159	$(82,250)	$(4,096,518)	$(23,893)

Issuance of options for consulting and directors fees	-	-	229,733	-	-	229,733

Subscriptions receivable paid	-	-	-	82,250	-	82,250

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.02 per share	24,650,000	24,650	539,550	(96,197)	-	468,003

Issuance of common stock for consulting fees	500,000	500	17,000	-	-	17,500

Realized gain on directors' sale of securities	-	-	2,465	-	-	2,465

Net loss for the year ended, December 31, 2004	-	-	-	-	(992,061)	(922,061)

Balance, December 31, 2004	85,866,166	85,866	4,882,907	(96,197)	(5,088,579)	(216,003)

Issuance of options for consulting services
and directors' fees	-	-	82,185	-	-	82,185

Issuance of common stock for the exercise of stock
options for cash, payables and subscription
receivables at an average of $0.031 per share	17,000,000	17,000	389,900	96,197	-	503,097

Realized gain on directors' sale of securities	-	-	26,335	-	-	26,335

Net loss for the year ended December 31, 2005	-	-	-	-	(915,651)	(915,651)

Balance, December 31, 2005	102,866,166	$102,866	$5,381,327	$-	$(6,004,230)	$(520,037)

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(915,651)	$(992,061)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciaton and amortization	3,450	2,743
Loss on impairment of unproved properties	28,397	40,735
Stock issued for consulting fees	-	17,500
Stock options issued for consulting and directors' fees	82,185	229,733
Increase in revenue receivable	(457)	2,092
Increase in accounts payable	225,347	179,724
Increase in accounts payable-related party	73,947	82,500
Net cash provided (used) by operating activities	(502,782)	(437,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	(10,491)
Purchase of working interest in oil and gas property	(9,191)	(19,328)
Net cash used by investing activities	(9,191)	(29,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	406,900	379,455	.
Payment of subscriptions receivable	96,197	82,250
Realized gain on directors' sale of securities	26,335	2,465
Repayment of loan to shareholder	(1,333)	(3,754)
Net cash provided by financing activities	528,099	460,416

Change in cash	16,126	(6,437)

Cash, beginning of period	1,310	7,747

Cash, end of period	$17,436	$1,310

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for consulting expense	$-	$17,500
Stock issued for related party loan	$-	$13,548
Stock issued for accounts payable	$-	$75,000
Stock options issued for consulting and directors' fees	$82,185	$229,733

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

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

Accounting Pronouncements - Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes  and Error  Corrections," (hereinafter "SFAS No. 154") which replaces Accounting  Principles Board Opinion No. 20, "Accounting  Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28."  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company has adopted SFAS No. 154.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations."  FIN 47 clarifies that

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29," (hereinafter "SFAS No. 153").  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive.  As of December 31, 2005 and 2004, the Company had stock options outstanding, equivalent to 6,650,000 and 7,550,000 common stock shares, respectively.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter "SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140." These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.  At December 31, 2005 and 2004, the Company had no accrued liabilities for compliance with environmental regulations.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered material recurring losses from operations since inception. At December 31, 2005 the Company has an accumulated deficit of $6,004,230, negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Impaired Asset Policy

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets."  In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. By December 31, 2005, the Company has impaired all of its unproved properties. See Note 3.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by writing off the impairment to exploration expense.  Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depleted using the units-of-production method.  At December 31, 2005, the Company considered all properties in which it holds interests impaired.

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

Property and Equipment

Property and equipment are recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line over the expected useful lives of the assets. In the years ended December 31, 2005 and 2004, depreciation expense was $3,450 and $2,743, respectively.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

At December 31, 2005, the Company had net deferred tax assets of approximately $2,026,000 calculated at an expected rate of 34%, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2005.  The significant components of the deferred tax asset at December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$5,960,000	$4,970,000

Deferred tax asset	$2,026,000	$1,690,000
Deferred tax asset valuation allowance	$(2,026,000)	$(1,690,000)

At December 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $5,960,000 and $4,970,000, respectively, which expire in the years 2018 through 2025.  The change in the allowance account from December 31, 2005 to 2004 was $336,000.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

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

In July 2005, the Company was informed by Cumming that it was not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and was cancelling the exchange of the Kinder #1 Well and the Boley #3 Well.  Cumming refunded the Company $2,979 for the Kinder Well and informed the Company that the Boley #3 Well would be exchanged for the Stuart 61 #11 Well.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada.  In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement.  No payments have been made or are due on this property as of the year ended December 31, 2005.

Impaired and Abandoned Properties

Drayton Valley, Alberta - In September 2003, the Company entered into a letter agreement with Pemberton Energy Ltd. whereby the Company may purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, for 250,000 shares of the Company's common stock. In October 2003, the Company's board of directors issued the shares per the agreement. During the year ended December 31, 2004, Pemberton Energy Ltd. advised the Company the project had been dropped and, as such, the letter agreement was terminated.  Subsequent to December 31, 2005, the

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

Alberta Energy and Utilities Board ordered a plug and abandon order on this prospect, naming the Company on the order.  The Company informed the Alberta Energy and Utilities Board that it was not a working participant on this prospect and was released from costs relating to the order.

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

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter "Pemberton") to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. Subsequently, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by the Company paying Pemberton $1. A payment of $9,191 has been made on this property as of the year ended December 31, 2005.  As of December 31, 2005, the Company is obligated to pay $1,195 Canadian dollars on this property.  Pemberton has allowed the leases on the property to lapse and therefore they have lost this property.  As such, the Company has abandoned this property as of the year ended December 31, 2005.  Subsequent to December 31, 2005, the Alberta Energy and Utilities Board ordered a plug and abandon order on this prospect.  The Company is awaiting a release of this order and any costs associated with this order.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

Pembina, Alberta - In March 2005, the Company entered into a participation agreement with Black Creek Resources Ltd., whereby the Company receives a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project.  The Company paid $500 in Canadian dollars as a geological fee to earn this interest, as well as $33,556 in Canadian dollars for its share of the cash calls on the test well.  In August 2005, the agreement was amended to increase the Company's working interest after payout to 2.375% for no additional consideration.  After the well was drilled, the operator advised the Company that the well was uneconomically feasible and therefore the Company abandoned the well during the year ended December 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 CDN (approximately $720 USD at December 31, 2005) per month.  Rent expense for the years ended December 31, 2005 and 2004 was $9,791 and $7,885, respectively.

During the years ended December 31, 2005 and 2004, directors and an officer realized gains from the sale of personal holdings of the Company's common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted to the Company, the realized gains, which are recorded as additional paid-in capital in the amounts of $26,335 and $2,465, in the Company's 2005 and 2004 financial statements, respectively.

During the year ended December 31, 2005, the Company had $156,447 of related party payables for services rendered to the Company.

NOTE 5 - SHORT-TERM DEBT

The following comprises short-term debt at the dates shown:

	December 31, 2005	December 31, 2004
Advances from Consultant	-	1,333
Total loans	$-	$1,333

These amounts are uncollateralized, bear no interest and have no specific maturity.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 6 - COMMON STOCK

In 2005, the Company issued 17,000,000 shares of common stock from the exercise of stock options for $406,900 cash.  The Company also collected $96,197 for previous subscriptions receivables.

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

For the year ended December 31, 2005, 23,020,000 stock options were issued to consultants and directors for services rendered for $82,185, and 17,000,000 stock options were exercised.

For the year ended December 31, 2004, 33,250,000 stock options were granted to consultants and directors for services rendered for $229,733 and 24,650,000 stock options were exercised.

In February 2005, the exercise price on 3,400,000 stock options was adjusted from $0.042 to $0.03 and the term was extended two months. In March 2005, the exercise price on stock options totaling 3,400,000 was adjusted from $0.042 to $0.025. No additional expense resulted from the repricing of the exercise prices or the extension of terms of the aforementioned options.

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

In June 2005, the 2005 Stock Option Plan was implemented.  Under the plan, up to 10,000,000 shares of the Company's common stock may be issued. In August 2005, the 2005 Stock Option Plan B was implemented. Under the plan, up to 10,000,000 shares of the Company's common stock may be issued.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

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

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,300,000	$0.02
Granted	33,250,000	0.03
Exercised	(24,650,000)	0.03
Expired	(5,350,000)	0.03
Outstanding and exercisable at December 31, 2004	7,550,000	0.02
Granted	23,020,000	0.02
Exercised	(17,000,000)	0.02
Expired	(6,920,000)	0.03
Outstanding and exercisable at December 31, 2005	6,650,000	$0.01

Weighted average fair value of options granted during the period ended December 31, 2005		$0.01

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	650,000	$0.05	200,000
2005 Nonqualified Stock Option Plan	1,780,000	$0.02	-
2005 Nonqualified Stock Option Plan B	4,220,000	$0.02	5,780,000
Total	6,650,000		5,980,000

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2005

Capital Commitments

At December 31, 2005, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

Consulting Agreements

In September 2005, the Company entered into a one year investor relations agreement with a consultant for 100,000 shares of restricted common stock.  As of December 31, 2005, the Company had not issued any shares of common stock to the consultant.

In June 2005, the Company entered into a one year consulting agreement with a consultant for 4,500,000 options to purchase shares of common stock.  As of December 31, 2005, the Company had issued a total of 4,500,000 shares of common stock valued at $19,800 to the consultant. No additional shares of common stock will be issued in connection with the agreement.

In February 2004, the Company entered into a six-month consulting agreement with a consultant for 1,000,000 shares of common stock and 2,000,000 options exercisable at $0.03.  The options expire April 23, 2004.  In July 2004, the agreement was cancelled. As of December 31, 2004, the Company had issued a total of 500,000 shares of common stock valued at $17,500 to the consultant. Of the 2,000,000 options granted, 300,000 were exercised for $9,000 and the remaining options expired.  No additional shares of common stock will be issued in connection with the agreement.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company granted 31,000,000 stock options to consultants for services rendered.  Additionally, 22,000,000 stock options were exercised at an average price of $0.04 per share, for $980,000 cash.

Subsequent to December 31, 2005, the Company paid $7,500 to Value Relations to have its shares listed on the Frankfurt Stock Exchange.

Subsequent to December 31, 2005, the Company entered into a participation agreement to acquire a 5% working interest for $30,600 CDN (approximately $26,280 USD at December 31, 2005).  The well was successfully drilled and cased and has been declared on "Tight-Hole Status."

Subsequent to December 31, 2005, the Company entered into the Alberta Oil Sands Project through the Oil Sands Partnership paying $127,422 CDN (approximately $109,325 USD at December 31, 2005).  The finalization of the Oil Sands Partnership is subject to execution of formal documentation.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of December 31, 2005.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All of our officers and directors will hold office until their resignation or removal.  On August 12, 2005, Conard Clemiss resigned as a director and we decreased the size of our board of directors to two by action of the directors.

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Bernard McDougall	58	President & Director
Stephen J. Amdahl	60	Director

Negar Towfigh	33	CFO & Secretary

Bernard McDougall, who has also used the name Bernard Urry, is 58 years old.  Since September 20, 2001, he has been our president and a director.  He currently resides in Vancouver, British Columbia, Canada.  From 1977 to the present Mr. McDougall has owned and operation his own meat distribution business.  Mr. McDougall is not a director or officer of any other reporting issuer.

Stephen Amdahl is 60 years old. Since September 20, 2001, he has been one of our directors. He currently resides in Portland, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969.  From April 2004 to present he has served as Secretary-Treasurer of Home Range, Inc.  an Oregon Corporation.  Prior experience from 1998 includes being President of Lo-Tech Pharmaceuticals, Inc.  and LTP, Inc. of Oregon, and VP of Simulator Systems, Inc. of Oregon from 1995 to 1999.  He is not an officer or director of any other reporting issuer.

Negar Towfigh is 33 years old.  She has been our Secretary since May 28, 2002 and our Chief Financial Officer since June 7, 2002.  From May 4, 2000 to the present, she has served as a director of Habanero Resources Inc.  She has been the Corporate Secretary of Golden Patriot, Corp. since February 19, 1999.  Ms. Towfigh runs her own consulting firm, where she specializes in management consulting and structuring start-up companies.  She graduated from the University of British Columbia with a Bachelor of Commerce in Finance in 1995.  Besides Habanero Resources Inc. and Golden Patriot, Corp., she is not an officer or director of any other reporting issuer.

Family Relationships. There are no family relationships among our directors and officers.

Involvement in Certain Proceedings.  During the last five years none of our officers or directors have been involved in any events that are material to an evaluation of the ability or integrity of these persons.

Audit Committee. We do not currently have an audit committee.

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2005, except as set forth below.

Stephen Amdahl was required to file a Form 4 in connection with the sale of common shares by June 16, 2005, however he filed it on June 17, 2005.  Bernard McDougall was required to file a Form 4 in connection with the exercise of stock options by March 30, 2005, however he filed it on March 31, 2005.

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $100,000 during the years ending December 31, 2005, 2004 and 2003.

		Annual Compensation
					Payouts
					Securities
					Underlying
					Options/
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other ($) (1)	SARs (#)

Bernard McDougall	2005	0	0	60,000	980,000
President & Director	2004	0	0	45,000	1,000,000
	2003	0	0	16,200	1,000,000

(1) Bernard McDougall's privately owned company, MBMC Investments Ltd., accrues management fees of $5,000 a month.

Compensation of Directors. Our directors who are also employees receive no extra compensation for their service on our Board of Directors other than the grant of stock options.

In June 2005, Bernard McDougall and Conrad Clemiss, a former director, were each granted 980,000 stock options for services rendered as our directors with an exercise price of $0.015.  All of Mr. McDougall's and Mr. Clemiss' stock options expired, unexercised during the year ended December 31, 2005. Also, in June 2005, Stephen Amdahl was granted 780,000 stock options for services rendered as our director with an exercise price $0.015.  All of Mr. Amdahl's stock options expired, unexercised during the year ended December 31, 2005.

During the year ended December 31, 2005, Stephen Amdahl exercised 300,000 stock options with an exercise price of $0.013 per share, Bernard McDougall exercised 500,000 stock options with an exercise price of $0.012, Conrad Clemiss exercised 500,000 stock options with an exercise price of $0.012, all of which had been granted in prior years.

Employment Contracts. We have not entered into any employment contracts with any named executive officer.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our Named Executives for the year ended December 31, 2005:

	Individual Grants
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date
Bernard McDougall	980,000	4%	0.015	0.01	Dec. 9, 2005

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for our Named Executives held by them at December 31, 2005:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Bernard McDougall	500,000	6,544	Nil/Nil	Nil/Nil

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
$0.001 Par Value Common Stock	Bernard McDougall	200,000	0.2%
$0.001 Par Value Common Stock	Stephen Amdahl	Nil	0%
$0.001 Par Value Common Stock	Negar Towfigh	200,000	0.2%
$0.001 Par Value Common Stock	All officers and directors as a group	400,000	0.4%

 Based upon 102,866,166 common shares outstanding as of December 31, 2005 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	6,650,000	$0.02	5,980,000
Total	6,650,000	$0.02	5,980,000

Item 12. Certain Relationships and Related Transactions.

Transactions with Promoters. There were no transactions with promoters.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

We occupy office space provided by one of our officers.  In March 2003, we reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.  During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 (payable in Canadian dollars) per month.

We have also granted options to various directors and officers during the year ended December 31, 2005, please refer to the Stock Option section under Item 5 for further detail.

During the year ended December 31, 2005, our directors realized gains from the sale of personal holdings of our common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved directors remitted the realized gains to us, which are recorded as additional paid-in capital in the amount of $26,335.

During the year ended December 31, 2005, we had $156,447 of related party payables for services rendered.

In July 2004, we entered into a participation agreement with Habanero Resources Inc. whereby we agreed to purchase a 1.5625% working interest in a re-entry oil and gas well project in Jones County, Texas for turnkey costs of $2,967.  This is a related party transaction as Negar Towfigh is our corporate secretary and a member of the board of directors of Habanero Resources Inc.

Item 13. Exhibits

a) Exhibits

Exhibit No.

3.1       Articles of Incorporation

           (Charter Document)

3.2       Amendment to Articles of Incorporation

3.3       Bylaws

10.1

Participation Agreement with Premium Petroleum Inc. dated February 6, 2006

10.2

Consulting Agreement with Omar Halloum dated March 8, 2006

10.3

Participation Agreement with Black Creek Resources Ltd. dated March 15, 2005

10.4

Amended Participation Agreement with Black Creek Resources Ltd. dated August 16, 2005

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

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Previously filed as Exhibits to Registration Statement on Form 10-SB on May 13, 1999

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit services consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings.  During fiscal year 2004 and 2005, audit fees paid to Williams & Webster, P.S. were $32,370 and $29,386, respectively.

We do not have an audit committee.

Audit-Related Fees

None

Tax Fees

Williams & Webster, P.S. did not provide us with any tax consulting or related services.

Our Principal Executive Officer and our Principal Financial Offer considered and authorized all services provided by Williams & Webster, P.S.

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Enviro Systems, Inc., a Nevada corporation

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director April 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	April 12, 2006
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	April 12, 2006
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	April 12, 2006