Form 10QSB
period 2006-03-31
MICRON ENVIRO SYSTEMS INC
filed 2006-05-22
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

There were 125,966,166 common shares outstanding of as of May 22, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)

CURRENT ASSETS

Cash	$192,434	$17,436
Revenue receivable - oil and gas	2,184	2,184

Total Current Assets	194,618	19,620

PROPERTY & EQUIPMENT, NET	5,748	8,097

OTHER ASSETS

Investment in joint venture	77,891	-

Total Other Assets	77,891	-

TOTAL ASSETS	$278,257	$27,717

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$19,039	$391,307
Related party payables	105,396	156,447

Total Current Liabilities	124,435	547,754

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 200,000,000 shares authorized,
at $0.001 par value, 124,866,166 and 102,866,166 shares
issued and outstanding, respectively	124,866	102,866
Additional paid-in capital	7,263,371	5,381,327
Accumulated deficit	(7,234,415)	(6,004,230)

Total Stockholders' Equity (Deficit)	153,822	(520,037)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$278,257	$27,717

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2006	2005

REVENUES - Oil and gas	$4,907		$10,388

COST OF SALES	1,231		7,148

GROSS PROFIT	3,676		3,240

EXPENSES

Consulting	1,168,821		240,705
Legal and accounting	4,370		10,892
General and administrative	60,670		63,071

Total Expenses	1,233,861		314,668

OPERATING LOSS	(1,230,185)		(311,428)

NET LOSS	$(1,230,185)		$(311,428)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	121,977,833		94,299,499

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows
(Unaudited)
	For the Three
	Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,230,185)	$(311,428)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	2,349	829
Stock options granted for consulting fees	948,044	88,500
Changes in operating assets and liabilities
Increase in revenue receivable	-	(1,541)
Decrease in accounts payable	(372,268)	(92,466)
Increase in related party payables	(51,051)	5,256

Net Cash Used by Operating Activities	(703,111)	(310,850)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of working interest in oil and gas property	(77,891)	(19,444)

Net Cash Used by Investing Activities	(77,891)	(19,444)

CASH FLOWS FROM FINIANCING ACTIVITIES

Payment on subscriptions receivable	-	72,311
Realized gain on director's sale of securities		26,335
Sale of common stock for cash	956,000	255,988

Net Cash Provided by
Financing Activities	956,000	354,634

NET DECREASE IN CASH	174,998	24,340

CASH AT BEGINNING OF PERIOD	17,436	1,310

CASH AT END OF PERIOD	$192,434	$25,650

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2005 Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the nine months ended March 31, 2006 are not necessarily indicative of the results of operations expected at the year ending December 31, 2006.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2006, the Company has an accumulated deficit of $7,234,415 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2006, the Company had stock options outstanding, equivalent to 15,650,000 common stock shares.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2006

accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and December 31, 2005.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at March 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2006

subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at March 31, 2006.

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

United States

Stephens County, Texas - In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in an oil and gas project in Stephens County, Texas. In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company's net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003. In July 2003, the Company non-consented on the rework of the oil portion of the Z2 well and 400% of the Company's portion of costs must be recovered before Micron begins receiving additional revenues. In February 2004, the Company also non-consented on the C-1 well which was abandoned by the operator in April 2004.  Subsequent to the end of the three months ended March 31, 2006, the Company received an offer to sell its interest in this project and expected.  Management anticipates finalizing the sale during the second quarter of 2006.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2006

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

United States (Continued)

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

In July 2005, the Company was informed by Cumming that it was not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and was canceling the exchange of the Kinder #1 Well and the Boley #3 Well. Cumming refunded the Company $2,979 for the Kinder #1 Well, and informed the Company that the Boley #3 Well would be exchanged for the Stuart 61 #11.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or were due on this property during the three months ended March 31, 2006.

Alberta, Canada - In February 2006, the Company entered into a participation agreement with Premium Petroleum Inc. to acquire a 5% working interest for $30,600 CDN (approximately $26,280 USD at December 31, 2005) in an oil and gas property located in Alberta, Canada.  The well was successfully drilled and cased and has been declared on "Tight-Hole Status."

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2006

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

Impaired or Abandoned Properties

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

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter "Pemberton") to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. In the first quarter of 2005, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option is to be exercisable by the Company paying Pemberton $1. A payment of $9,191 was made on this property during the year ended December 31, 2005.  As of December 31, 2005, the Company was obligated to pay $1,195 Canadian dollars on this property.  Pemberton has allowed the leases on the property to lapse and therefore they have lost this property.  As such, the Company abandoned this property as of December 31, 2005.  During the three months ended March 31, 2005, the Alberta Energy and Utilities Board ordered a plug and abandon order on this prospect.  Subsequent to the end of the first quarter, the Company has received a release of this order and all costs associated with this order.

Pembina, Alberta - In March 2005, the Company entered into a participation agreement with Black Creek Resources Ltd., whereby the Company receives a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. The Company paid $500 in Canadian dollars as a geological fee to earn this interest, as well as $23,806 in Canadian dollars for its share of the cash call on the test well.  In August 2005, the agreement was amended to increase the Company's working interest after payout to 2.375% for no additional consideration.  After the well was drilled, the operator advised the Company that the well was uneconomically feasible and therefore the Company abandoned the well as of December 31, 2005.

NOTE 3 - INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into Letter of Intent to for a 4.17% interest in the Patch Oilsands Partnership ("POP"), however finalization of the oil sands partnership is subject to execution of formal documentation.  As of March 31, 2006, the Company has paid $77,891 in anticipation of projects related to the POP.  Subsequent to the quarter ended March 31, 3006, the Company made an additional $31,434 in payments in anticipation of projects related to the POP.   The Company expects to have any further cash commitments of $34,500 on this project during the remainder of the fiscal year ending December 31, 2006.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 CDN (approximately $720 USD at December 31, 2005) per month.  Rent expense for the year ended December 31, 2005 was $9,791 and at March 31, 2006 was $609.

NOTE 5 - COMMON STOCK

In the three months ended March 31, 2006, the Company issued 22,000,000 shares from the exercise of stock options for $956,000 cash.

In the fiscal year ended December 31, 2005 the Company issued 17,000,000 shares of common stock from the exercise of stock options for $406,900 cash.  The Company also collected $96,197 for previous subscriptions receivables.

NOTE 6 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2006: risk-free interest rate of 1.98 to 2.33%; volatility of 105% to 172%; and a life ranging from three months to one year.

For the three months ended March 31, 2006, 31,000,000 stock options were granted to consultants for services rendered and/or to be rendered for $948,044 and 22,000,000 stock options were exercised.

For the year ended December 31, 2005, 23,020,000 stock options were granted to consultants and directors for services rendered.  In addition, 17,000,000 options were exercised and 6,920,000 options expired.

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2005	7,550,000	$0.02
Granted	23,020,000	$0.02
Exercised	(17,000,000)	$0.03
Expired	(6,920,000)	$0.03
Outstanding and exercisable at December 31, 2005	6,650,000	$0.01
Granted	31,000,000	$0.09
Exercised	(22,000,000)	$0.04
Expired	-	$-
Outstanding and exercisable at March 31, 2006	15,650,000	$0.12
Weighted average fair value of options granted during the period ended March 31, 2006		$0.03

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2006

NOTE 6 - STOCK OPTIONS (Continued)

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	650,000	$0.05	200,000
2004 Nonqualified Stock Option Plan C	-	$0.03	500,000
2006 Nonqualified Stock Option Plan	3,500,000	$0.03	-
2006 Nonqualified Stock Option Plan B	6,280,000	$0.15	-
2006 Nonqualified Stock Option Plan C	5,220,000	$0.15	-
Total	15,650,000		700,000

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

 NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company issued 1,100,000 shares of common stock for cash of $35,000 and services for $3,500.  Additionally, the Company paid $32,640 towards the Patch Oilsands Partnership.  Also, subsequent to March 31, 2006, the board of directors approved a forward stock split on a one for three basis to the Company's common shares, as well as a corresponding increase to its authorized capital to be effective as of June 15, 2006, for shareholders of record as of June 12, 2006.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2006, we had current assets of $194,618 and current liabilities of $124,435 as compared to current assets of $19,620 and current liabilities of $547,754 as of December 31, 2005.  As such, as of March 31, 2006, we had working capital of $70,183 as compared to a working capital deficit of $528,134 as of December 31, 2005.  The majority of the current liabilities at March 31, 2006 were related party payables, however at December 31, 2005 the majority of the current liabilities were accounts payable.  Our total assets increased from $27,717 at December 31, 2005 to $278,257 at March 31, 2006, mainly due to an increase in cash, from $17,436 to $192,434, and to an increase in investment in a joint venture from Nil to $77,891. Our current liabilities decreased from $547,754 at December 31, 2005 to $124,435 at March 31, 2006, due to substantial decreases in accounts payable and in related party payables.

During the three months ended March 31, 2006, our operating activities used cash of $703,111, the majority of which consisted of our net loss of $1,230,185, partially offset by stock options issued for consulting fees of $948,044, as well as another item.  During the three months ended March 31, 2005, our operating activities used cash of $310,850, the majority of which consisted of our net loss of $311,428 partially offset by stock options issued for consulting fees of $88,500, an increase in related party payables of $5,256, as well as other items.

During the three months ended March 31, 2006, our investing activities used cash of $77,891 as opposed to $19,444 in the three months ended March 31, 2005.  The uses of cash in the three months ended March 31, 2006 and the three months ended March 31, 2005, were only attributable to investments in working interest in oil and gas properties.

During the three months periods ended March 31, 2006 and March 31, 2005, our financing activities provided us $956,000 and $354,634, respectively, the majority of which consisted of cash of $956,000 and $255,988, paid to us in connection with the exercise of stock options.  We have been financing our operations primarily through the issuance of common stock.

We expect total cash commitments for the remainder of the fiscal year to be approximately $355,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  Specifically, we had a 25% working interest on the Enchant Prospect in Alberta, however we abandoned the property during the year ended December 31, 2005.  We have accrued approximately $4,500 on this project for previous costs billed to us which we intend on disputing.  We had a 5% working interest before payout on the Pembina Prospect in Alberta, however we abandoned the property during the year ended December 31, 2005.  We have a cash commitment of approximately $4,500 on this project related to plug and abandonment costs of the well for the remainder of the fiscal year ending December 31, 2006, which we expect to pay with cash we currently have in the bank. We have entered into a letter of intent for a 4.17% interest in the Patch Oilsands Partnership (“POP”), we expect to have cash commitments of $34,500 for the remainder of the fiscal year ending December 31, 2006, we which expect to pay with cash we currently have in the bank.  As of March 31, 2006, we do not have sufficient resources to fully fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

Additionally, during the remainder of the fiscal year ended December 31, 2006, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

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

•

We have entered into three participation agreement with The Cumming Company, Inc., for a working interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”).  We have a 1% working interest in the Martex Prospect.  We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We plan on drilling one more well and re-working one well on this prospect.  We do not expect to have any cash commitments on this project during the remainder of the fiscal year ending December 31, 2006.

•

In March 2005, we entered into a participation agreement with Black Creek Resources Ltd., whereby we received a working interest in the Pembina Project (“Pembina Prospect”).  We had a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Prospect before we abandoned the property during the year ended December 31, 2005.  We expect to have cash commitments of $4,500 related to plug and abandonment costs to the well, for the remainder of the fiscal year ending December 31, 2006.

•

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well (“Enchant Prospect”) in consideration for a 50% payment of the rework of the well.  We abandoned this prospect during the year ended December 31, 2005.  We have accrued approximately $4,500 on this project for previous costs billed to us which we intend on disputing.  We do not expect to have any further cash commitments on this project for the remainder of the fiscal year ending December 31, 2006.

•

In February 2006, we entered into Letter of Intent to for a 4.17% interest in the Patch Oilsands Partnership (“POP”), however finalization of the oil sands partnership is subject to execution of formal documentation.  We expect to have any cash commitments of $34,500 on this project during the remainder of the fiscal year ending December 31, 2006.

•

In February 2006, we entered into a participation agreement with Premium Petroleum Inc., whereby we received a 5% working interest before and a 3% working interest after payout in the Boyne Lake Project, located in Boyne Lake, Alberta, Canada.  We do not expect to have any cash commitments on this project during the year ending December 31, 2006.

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

Results of Operations.

Our Statement of Operations for the three months ended March 31, 2006 indicated a net loss of 1,230,185 ($0.01 per common share), compared to a net loss of $311,428 (nil per common share) for the three months ended March 31, 2005.  We have realized $4,907 in revenue from operations for the three months ended March 31, 2006 compared to $10,388 for the three months ended March 31,2005.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Martex Prospect and the Kerrobert Prospect during the 2006 fiscal year, though we cannot predict the amount of revenue that may be generated.

For the three months ended March 31, 2006, we had total expenses from operations of $1,233,861.  For the three months ended March 31, 2005, we had total expenses of $341,668. The increase of total expenses of $919,193 from the three months ended March 31, 2005 to the three months ended March 31, 2006, resulted primarily from an increase in consulting expenses of $928,116.  The majority of the expenses for the three month periods ended March 31, 2006 and 2005, were due to consulting expenses. The consulting expenses for the three months ended March 31, 2006 and 2005 were incurred for services provided to us as well for services to be rendered to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

General and administrative expenses for the three months ended March 31, 2006 were $60,670, compared to $63,071 for the three months ended March 31, 2005.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.   There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

The only unregistered sales during the period January 1, 2006 to March 31, 2006, were the granting of 26,000,000 stock options as follows:

- under the 2005 B Non-Qualified Stock Option Plan, we granted 5,000,000 stock options to Blair Naughty, one of our consultants for services to be rendered, to purchase shares of our common stock at an exercise price of $0.02 on January 3, 2006, with an expiry date of April 3, 2006;

- under the 2005 B Non-Qualified Stock Option Plan, we granted 780,000 stock options to David Stadnyk, one of our consultants for services to be rendered, to purchase shares of our common stock at an exercise price of $0.02 on January 3, 2006, with an expiry date of April 3, 2006;

- under the 2006 Non-Qualified Stock Option Plan, we granted 4,220,000 stock options to David Stadnyk, one of our consultants for services to be rendered, to purchase shares of our common stock at an exercise price of $0.02 on January 3, 2006, with an expiry date of April 3, 2006;

- under the 2006 Non-Qualified Stock Option Plan, we granted 500,000 stock options to Negar Towfigh, our chief financial officer and secretary for past services rendered, to purchase shares of our common stock at an exercise price of $0.02 on January 3, 2006, with an expiry date of July 3, 2006;

- under the 2006 Non-Qualified Stock Option Plan, we granted 500,000 stock options to Stephen Amdahl, one of our directors for past services rendered, to purchase shares of our common stock at an exercise price of $0.02 on January 3, 2006, with an expiry date of July 3, 2006;

- under the 2006 Non-Qualified Stock Option Plan, we granted 500,000 stock options to Bernard McDougall, our president and one of our directors for past services rendered, to purchase shares of our common stock at an exercise price of $0.02 on January 3, 2006, with an expiry date of July 3, 2006;

- under the 2006 Non-Qualified Stock Option Plan, we granted 2,000,000 stock options to Graeme Sewell, one of our consultants for past services rendered, to purchase shares of our common stock at an exercise price of $0.035 on January 27, 2006, with an expiry date of January 26, 2007;

- under the 2006 Non-Qualified Stock Option Plan, we granted 2,000,000 stock options to Jason Gigliotti, one of our consultants for past services rendered, to purchase shares of our common stock at an exercise price of $0.035 on January 27, 2006, with an expiry date of January 26, 2007;

- under the 2006 Non-Qualified Stock Option Plan, we granted 280,000 stock options to Thomas Doyle, one of our consultants for services to be rendered, to purchase shares of our common stock at an exercise price of $0.11 on February 7, 2006, with an expiry date of  February 6, 2007;

- under the 2006 B Non-Qualified Stock Option Plan, on February 7, 2006, we granted 1,720,000 stock options with an exercise price of $0.11, 1,000,000 stock options with an exercise price of $0.16, 1,000,000 stock options with an exercise prices of $0.21 to Thomas Doyle, one of our consultants for services to be rendered, to purchase shares of our common stock, with an expiry date of  February 6, 2007;

- under the 2006 B Non-Qualified Stock Option Plan, we granted 5,000,000 stock options to Graeme Sewell one of our consultants for services to be rendered, to purchase shares of our common stock at an exercise price of $0.15 on February 22, 2006, with an expiry date of  February 21, 2007;

- under the 2006 B Non-Qualified Stock Option Plan, we granted 1,280,000 stock options to Jason Gigliotti one of our consultants for services to be rendered, to purchase shares of our common stock at an exercise price of $0.15 on February 22, 2006, with an expiry date of  February 21, 2007;

- under the 2006 C Non-Qualified Stock Option Plan, we granted 3,720,000 stock options to Jason Gigliotti one of our consultants for services to be rendered, to purchase shares of our common stock at an exercise price of $0.15 on February 22, 2006, with an expiry date of  February 21, 2007;

- under the 2006 C Non-Qualified Stock Option Plan, we granted 500,000 stock options to Negar Towfigh, our chief financial officer and secretary for past services rendered, to purchase shares of our common stock at an exercise price of $0.15 on February 28, 2006, with an expiry date of February 27, 2007;

- under the 2006 C Non-Qualified Stock Option Plan, we granted 500,000 stock options to Stephen Amdahl, one of our directors for past services rendered, to purchase shares of our common stock at an exercise price of $0.15 on February 28, 2006, with an expiry date of February 27, 2007; and

- under the 2006 C Non-Qualified Stock Option Plan, we granted 500,000 stock options to Bernard McDougall, our president and one of our directors for past services rendered, to purchase shares of our common stock at an exercise price of $0.15 on February 28, 2006, with an expiry date of February 27, 2007.

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

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

In February 2006, we entered into Letter of Intent to for a 4.17% interest in the Patch Oilsands Partnership (“POP”), however finalization of the oil sands partnership is subject to execution of formal documentation.  We have spent $109,325 in anticipation of projects related to the POP.  We expect to have any further cash commitments of $34,500 on this project during the remainder of the fiscal year ending December 31, 2006.

In February 2006, we entered into a participation agreement with Premium Petroleum Inc., whereby we received a 5% working interest before and a 3% working interest after payout in the Boyne Lake Project, located in Boyne Lake, Alberta, Canada.  As of the date of this Quarterly Report on Form 10-QSB, we had paid $26,280 for our share of the costs of the test well.  The well was successfully drilled and cased and has been declared on “Tight-Hole Status.”

Subsequent to the three months ended March 31, 2006, we received an offer from the operator of the Green Ranch Prospect to sell the Z-1 well for approximately $5,685, which we accepted, however the sale has not yet been finalized and we have not yet received the funds.  A copy of the respective offer and acceptance is attached as Exhibit 10.1 to this Quarterly Report.

Also, subsequent to the three months ended March 31, 2006, the board of directors approved a forward stock split on a one for three basis to our common shares, as well a corresponding increase to our authorized capital, to be effective as of June 15, 2006, for shareholders of record as of June 12, 2006.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1

Offer and Acceptance of Sale of the Z-1 Well on the Green Ranch Prospect

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

Date:   May 22, 2006

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   May 22, 2006