Form 10QSB
period 2006-09-30
MICRON ENVIRO SYSTEMS INC
filed 2006-11-20
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

There were 388,795,498 common shares outstanding of as of November 20, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash	$51,632	$17,436
Revenue receivable - oil and gas	4,008	2,184
Total Current Assets	55,640	19,620

PROPERTY & EQUIPMENT, NET	4,547	8,097

OTHER ASSETS
Investment in joint venture	111,382	-
Total Other Assets	111,382	-
TOTAL ASSETS	$171,569	$27,717

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$16,050	$391,307
Related party payables	211,761	156,447
Total Current Liabilities	227,811	547,754

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 600,000,000 shares authorized,
at $0.001 par value, 388,795,498 and 308,598,498 shares
issued and outstanding, respectively	388,795	308,598
Additional paid-in capital	7,379,155	5,175,595
Stock subscriptions receivable	(50,000)	-
Accumulated deficit	(7,774,192)	(6,004,230)
Total Stockholders' Equity (Deficit)	(56,242)	(520,037)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$171,569	$27,717

The accompanying condensed notes are an integral part of these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations

		For the Three			For the Nine
		Months Ended			Months Ended
		September 30,			September 30,
		2006	2005		2006	2005
		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

REVENUES - Oil and gas		$4,257	$10,925		$14,077	$20,246
COST OF SALES		1,171	9,028		3,455	11,021
GROSS PROFIT		3,086	1,897		10,622	9,225

EXPENSES
Consulting		69,675	193,042		1,420,715	626,841
Management consulting		15,000	-		45,000	-
Exploration expense		12,320	16,228		46,447	25,147
Options expense		128,963	-		128,963	-
Legal and professional		11,153	13,919		43,924	49,964
General and administrative		9,249	10,591		95,535	95,744
Total Expenses		246,360	233,780		1,780,584	797,696

OPERATING LOSS		(243,274)	(231,883)		(1,769,962)	(788,471)

NET LOSS		$(243,274)	$(231,883)		$(1,769,962)	$(788,471)

BASIC AND DILUTED
LOSS PER SHARE	$	nil $	nil	$	nil	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING		388,549,081	101,366,166		370,293,553	98,010,610

The accompanying condensed notes are an integral part of these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,769,962)	$(788,471)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	3,550	2,496
Stock and stock options granted for consulting fees	951,544	162,385
Modification of stock options granted	128,963	-
Changes in operating assets and liabilities
Increase in revenue receivable	(1,824)	(2,135)
Decrease in accounts payable	(375,257)	87,763
Increase in related party payables	55,314	40,227
Net Cash Used by Operating Activities	(1,007,672)	(497,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(111,382)	-
Purchase of working interest in oil and gas property	-	(8,953)
Net Cash Used by Investing Activities	(111,382)	(8,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on subscriptions receivable	-	96,197
Realized gain on director's sale of securities	-	26,335
Sale of common stock and stock options for cash	1,153,250	406,662

Net Cash Provided by
Financing Activities	1,153,250	529,194
NET DECREASE IN CASH	34,196	22,506

CASH AT BEGINNING OF PERIOD	17,436	1,310

CASH AT END OF PERIOD	$51,632	$23,816

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS

The accompanying condensed notes are an integral part of these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2005 Annual Report on Form 10-KSB. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations expected at the year ending December 31, 2006.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2006, the Company has an accumulated deficit of $7,774,192 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of September 30, 2006, the Company had stock options outstanding, equivalent to 33,050,000 common stock shares.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and December 31, 2005.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at September 30, 2006.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at September 30, 2006.

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

September 30, 2006

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

United States

Stephens County, Texas - In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in an oil and gas project in Stephens County, Texas. In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company’s net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003. In July 2003, the Company non-consented on the rework of the oil portion of the Z2 well and 400% of the Company’s portion of costs must be recovered before Micron begins receiving additional revenues. In February 2004, the Company also non-consented on the C-1 well which was abandoned by the operator in April 2004.  During the current period the Company received an offer to sell its interest in this project and the sale is expected to be completed during the fourth quarter of 2006.

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

In June 2006, the Company was informed by the Cumming Company, Inc. that Cumming was not proceeding to drill the Stuart 61 #11 Well and during the third quarter of 2006 Cumming refunded the Company $3,370.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2006

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

United States (Continued)

In 2006, the Company was informed by the Cumming Company, Inc. that it was elegible for a refund on the Wimberely #3 Well and during the third quarter of 2006 Cumming refunded the Company $742.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or were due on this property during the nine months ended September 30, 2006.

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

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter “Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. In the first quarter of 2005, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option was to be exercisable by the Company paying Pemberton $1. A payment of $9,191 was made on this property during the year ended December 31, 2005.  As of December 31, 2005, the Company was obligated to pay $1,195 Canadian dollars on this property.  Pemberton allowed the leases on the property to lapse and therefore they lost this property.  As such, the Company abandoned this property as of December 31, 2005.  In April 2006, the Alberta Energy and Utilities Board ordered a plug and abandon order on this prospect.  During the nine months ended September 30, 2006, the Company received a release of this order and all costs associated with this order.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2006

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

Impaired or Abandoned Properties

Pembina, Alberta - In March 2005, the Company entered into a participation agreement with Black Creek Resources Ltd., whereby the Company received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. The Company paid $500 in Canadian dollars as a geological fee to earn this interest, as well as $23,806 in Canadian dollars for its share of the cash call on the test well.  After the well was drilled, the operator advised the Company that the well was not economically viable and therefore the Company abandoned the well as of December 31, 2005.  During the nine months ended September 30, 2006 the Company received a cash call from the well operator in the amount of $12,320 to plug and abandon the well.

NOTE 3 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  As of September 30, 2006, the Company has paid $111,382 in anticipation of projects related to the POP.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 CDN (approximately $720 USD at December 31, 2005) per month.  Rent expense for the year ended December 31, 2005 was $9,791 and for the nine months ended September 30, 2006 was $5,785.

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 79,900,000 post-split shares from the exercise of stock options for $1,153,250 in cash, and $50,000 in subscriptions receivable.  The Company issued an additional 300,000 post split shares for services rendered during the period.

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2006

NOTE 6 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2006: risk-free interest rate of 1.98% to 2.33%; volatility of 105% to 172%; and a life ranging from three months to one year.

For the nine months ended September 30, 2006, 93,000,000 stock options were granted to consultants for services rendered and/or to be rendered valued at $948,044 and 79,900,000 stock options were exercised.  In addition, 32,000,000 stock options were re-negotiated so as to change the strike price of the options from $0.05 to $0.0151.  Pursuant to this change, the Company recognized an expense in the amount of $128,963, pursuant to a Black-Scholes analysis of the renegotiated options

For the year ended December 31, 2005, 69,060,000 stock options were granted to consultants and directors for services rendered.  In addition, 51,000,000 options were exercised and 20,760,000 options expired.

The following is a summary of stock options:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2005	22,650,000	$0.01
Granted	69,060,000	$0.01
Exercised	(51,000,000)	$0.01
Expired	(20,760,000)	$0.01	.
Outstanding and exercisable at December 31, 2005	19,950,000	$0.01
Granted	93,000,000	$0.02
Exercised	(79,900,000)	$0.01
Expired	-	$-	.
Outstanding and exercisable at September 30, 2006	33,050,000	$0.01	.
Weighted average fair value of options granted
during the period ended September 30, 2006		$0.01

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	-		600,000
2004 Nonqualified Stock Option Plan C	-		8,100,000
2006 Nonqualified Stock Option Plan	1,050,000	$0.0067	-
2006 Nonqualified Stock Option Plan B	16,340,000	$0.0151	-
2006 Nonqualified Stock Option Plan C	15,660,000	$0.0151	14,340,000
Total	33,050,000		23,040,000

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2006

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

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2006, we had current assets of $55,640 and current liabilities of $227,811 as compared to current assets of $19,620 and current liabilities of $547,754 as of December 31, 2005.  As such, as of September 30, 2006, we had working capital deficit of $172,171 as compared to a working capital deficit of $528,134 as of December 31, 2005.  The majority of the current liabilities at September 30, 2006 were related party payables, however at December 31, 2005 the majority of the current liabilities were accounts payable.  Our total assets increased from $27,717 at December 31, 2005 to $171,569 at September 30, 2006, mainly due to an increase in cash due to the exercise of stock options, from $17,436 to $51,632, and to our investment in the Patch Oilsands Limited Partnership $111,382. Our current liabilities decreased from $547,754 at December 31, 2005 to $227,811 at September 30, 2006, due to substantial decreases in accounts payable and in related party payables, which were paid from cash generated from the exercise of stock options.

During the nine months ended September 30, 2006, our operating activities used cash of $1,007,672, the majority of which consisted of our net loss of $1,769,962 and a decrease in accounts payable of $375,257, as well as other items, partially offset by stock and stock options granted for consulting fees of $951,544, as well as other items.  During the nine months ended September 30, 2005, our operating activities used cash of $497,735, the majority of which consisted of our net loss of $788,471 partially offset by stock and stock options granted for consulting fees of $162,385, a decrease in accounts payables of $87,763, as well as other items.

During the nine months ended September 30, 2006, our investing activities used cash of $111,382 as opposed to $8,953 in the nine months ended September 30, 2005.  The use of cash in the nine months ended September 30, 2006 was only attributable to an investment in a joint venture, while the use of cash in the nine months ended September 30, 2005, was only attributable to investments in working interests in oil and gas properties.

During the nine months periods ended September 30, 2006 and September 30, 2005, our financing activities provided us $1,153,250 and $529,194, respectively, the majority of which consisted of cash of $1,153,250 and $406,662, respectively, paid to us in connection with the exercise of stock options.

We expect total cash commitments for the remainder of the fiscal year to be approximately $127,730 to fund our general and administrative expenses and cash commitments on oil and gas properties. Exploration and development of our existing oil and gas properties accounts for approximately $24,730 of these cash commitments, the remaining $103,000 consists of legal, accounting, management, consulting fees and other fees which are difficult to estimate in advance.  During the remainder of the fiscal year ended December 31, 2006, we may have cash commitments in connection with the following projects:

•

In February 2006, we entered into Letter of Intent to for a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006, we finalized the oil sands partnership, by executing the formal documentation.  We expect to have any cash commitments of $15,730 on this project during the remainder of the fiscal year ending December 31, 2006, which we expect to pay with cash we currently have in the bank.

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

As of September 30, 2006, we do not have sufficient resources to fully fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

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

Results of Operations.

Our Statement of Operations for the three and nine months ended September 30, 2006 indicated a net loss of $243,274 (nil per common share) and $1,769,962 (nil per common share), respectively, compared to a net loss of $231,883 (nil per common share) and $788,471 (nil per common share), respectively, for the three and nine months ended September 30, 2005.  We have realized $4,257 and $14,077 in revenue from operations for the three and nine months ended September 30, 2006, compared to $10,925 and $20,246 for the three and nine months ended September 30, 2005.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Martex Prospect and the Kerrobert Prospect during the 2006 fiscal year, though we cannot predict the amount of revenue that may be generated.

For the three and nine months ended September 30, 2006, we had total expenses from operations of $246,360 and $1,780,584, compared to $233,780 and $797,696 for the three and nine months ended September 30, 2005.  The increase of total expenses of $12,580 and $982,888, respectively, from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006, resulted primarily from increases in the following: management consulting of $15,000 and $45,000; options expense of $128,963 and $128,963; and consulting of $793,874 for the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  The majority of the expenses for both the three and nine month periods ended September 30, 2006 and 2005, were due to consulting expenses and options expenses.  The consulting expenses for the three and nine months ended September 30, 2006 and 2005 were incurred for services provided to us as well for services to be rendered to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

General and administrative expenses for the three and nine months ended September 30, 2006 were $9,249 and $95,535, compared to $10,591 and $95,744 for the three and nine months ended September 30, 2005.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of September 30, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities

and Exchange Commissions rules and forms, as appropriate.   There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

There were no unregistered sales during the period July 1, 2006 until September 30, 2006.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

In May 2006, we received an offer from the operator of the Green Ranch Prospect to sell the Z-1 well for approximately $5,685, which we accepted and the sale has now been finalized, however we have not yet received the funds.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

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

Date:   November 20, 2006

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   November 20, 2006