Form 10KSB
period 2006-12-31
MICRON ENVIRO SYSTEMS INC
filed 2007-04-23
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(  )

The issuer had revenue of $17,781 in its most recent fiscal year ended December 31, 2006.

The aggregate market value of the Common Stock (412,095,498 shares) held by non-affiliates, based on the closing sale price ($0.049) of the Common Stock as of April 19, 2007 was $20,192,679.  On April 19, 2007, the closing price of our common equity was $0.049.

As of April 19, 2007, there were 412,845,498 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Patch Oilsands Limited Partnership (Alberta Oil Sands of Alberta, Canada)

In February 2006, we entered into Letter of Intent to acquire a limited partnership interest in the Patch Oilsands Limited Partnership (“POLP” or “Partnership”), and on May 31, 2006, we finalized our acquisition of 104,071 limited partnership units in the POLP, by executing the formal documentation (whereby we acquired units in the POLP) and paying cash of $139,809.  The POLP was formed with the goal of acquiring working interests and/or leases in Alberta Oil Sands properties with the goal of developing or selling the assets. Our 104,071 limited partnership units in the POLP are equal to a 4.1667% net interest and a 5% working interest in the POLP’s properties.

In order for us to maintain our 4.1667% net interest in the POLP, we must pay 5% of the ongoing costs of the POLP in cash and 4.1667% of the ongoing costs paid in common shares of another public company, who is the general partner of the POLP.  The general partner pays with common shares of their stock and we pay in cash 4.1667% of the value of the general partners’ share issuance.

Habanero Resources Inc. (“Habanero”) is also a minority limited partner in the POLP, owning units equal to a 20.833% net interest in the POLP’s properties.  We are a related party to Habanero, in that our CFO and Secretary, Negar Towfigh, is also a director of Habanero.  Patch Energy Inc. (“Patch”) was the general partner when the POLP was originally formed as they owned units equal to a 75% net interest in the POLP’s properties.  One of our consultants, David Stadnyk, was the president of Patch when we entered into the agreement but he resigned as president on April 7, 2006.  In March 2007, Patch sold its interest in the POLP to Great Northern Oilsands Inc. (“Great Northern”), who is now the general partner of the POLP.

In February, 2006, the POLP entered into a farmout and participation agreement with Bounty Development Ltd. (“Bounty”) through the POLP, and thereby acquired an 80% working interest in a 120 hectacre block of land located in the Athabasca Oil Sands region of Alberta, Canada.  This land comprises of half the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256  (the “Leismer Oil Sands Prospect”).  The POLP also acquired an option to acquire up to an 80% interest in an adjacent block of which is the other half of the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256  which was already acquired (“Option Land”).  The POLP paid $2,600,000 CDN in cash and provided 175,000 common shares of Patch, another public company, for the Leismer Oil Sands Prospect and the Option Land.  In order to exercise the option on the Option Land, the POLP had to pay $1,300,000 CDN in cash and provide 100,000 common shares of Patch by April 1, 2007.  We have not been able to ascertain if this option was exercised or not or if the terms of payment had changed due to Patch selling its interest in the POLP to Great Northern.

Bounty is the operator on the Leismer Oil Sands Prospect.  During the year ended December 31, 2006, the POLP paid CDN$512,575 to Bounty for drilling and seismic work on the Leismer Oil Sands Prospect.  Our share of this was 5%, or approximately CDN$25,629, which we paid during the year ended December 31, 2006.

The Leismer test well 6-19-77-9W4  was drilled subsequent to the year ended December 31, 2006.  It was drilled to approximately 1230 feet in depth and targeted the McMurray formation.

We do anticipate that the POLP will have Bounty perform additional work on the Leismer Oil Sands Prospect in 2007 and we currently do not have any outstanding cash calls on this prospect.

Pursuant to a Purchase Agreement dated April 13, 2006, the POLP also acquired three oil sands leases in the Muskwa area (“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government, for a total of $473,856.  In total, the Muskwa Leases comprise 1,024 hectares.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. Prior to a project’s “payout” (The point at which the developer has recovered all allowed costs plus a return allowance), the applicable royalty is 1% of the project's gross revenue. Following a project's payout, the applicable royalty rate is the greater of 25% of project net revenue, or 1% of gross revenue .  We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.

The locations of the Muskwa Leases are as follows:

Leismer lease Section 5, Township 78, Range 8W4-1-256;

Leismer lease Section 11, Township 78, Range 9W4-1-256; and

Muskwa  Sections 12 & 13, Township 86, Range 25W4-2-512.

As of the date of this Report, no work has been conducted nor is there an operator on any of the Muskwa Leases.  It is at the sole discretion of POLP’s general partner, Great Northern Oilsands Inc., to decide when exploration will be conducted on the Muskwa Leases and what any work program with encompass.

Kerrobert Prospect

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we were able to earn a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the “Kerrobert Project”) for consideration of incurring 5% of the costs associated with the drilling program. This was a related party transaction at the time of the agreement as the president of Patch Energy Inc. at the time, David Stadnyk, was also one of our consultants.  In May 2003, we entered into a participation agreement with Habanero, whereby we assigned Habanero 30% of our net revenue interest in the Kerrobert Project, in exchange for Habanero paying 30% of our exploration and drilling costs.   Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.  As such, we currently maintain a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  A total of nine wells have been drilled and completed on this property, and we are receiving revenue from these wells.  As of the date of this Annual Report, we had paid a total of $20,007 on this prospect.

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

In August 2004, The Cumming Company sold their interest in the Ima Bridges #2 Well to LexasGas.  This did not effect our interest in the well.  Once the sale was finalized, LexasGas took over as operator on the Ima Bridges #2 Well.

In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 Well re-entry project.  We have paid $2,610 to date for our share of costs attributed to this well.

Seven wells have been drilled by the operator, the Cumming Company, on the Martex Prospect that we are involved in, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Martex Ima Bridges #2 Well was successfully completed and is producing oil and gas.  The Henderson #3 Well has been completed and it is now producing gas.  Completion work on the Wimberley #3 Well was completed, it was producing gas, but as December 31, 2005, it was no longer producing and required another recompletion.  The Wimberley #5 Well has been completed and it is now producing gas.  The Wimberley #7 Well has been completed and it is now producing gas.   In January 2005, the Stuart 60 #8 Well was drilled and produced gas.

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

In July 2005, we were informed by Cumming that they were not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and were canceling the exchange of the Kinder #1 Well and the Boley #3 Well.  Cumming refunded $2,979 to us for the Kinder Well and informed us that the Boley #3 Well would be exchanged for the Stuart 61 #11 Well, which had not yet been drilled.

In June 2006, we were informed by Cumming that they were not proceeding to drill the Stuart 61#11 and they refunded $3,370 to us.

In September 2006, the Wimberly #3 Well was sold and we received $742 in proceeds from this well.

In October 2006, the Stuart 60 #8 became uneconomical in the Big Saline zone and required a re-completion and deepening into the Marble Falls, our interest became in default at this point and we have no further interest in this well.

Green Ranch Prospect

In February 2002, we subscribed with Krause Chemical Ltd. for a 5% working interest, and a 2.5% net revenue interest in a proposed fifteen (15) well oil and gas program in Stephens County, Texas (“Green Ranch Prospect”).  In consideration, we paid $45,548 for the initial well, $102,483 for the subsequent four wells, as well as for our proportionate share of the balance of the drilling and completion costs.  The first well, the Z1 Well, was drilled and is currently producing gas.  On November 27, 2002, for consideration of $10,000, we increased our net revenue interest in the second well, the Z2 Well, from 2.5% to 3.9%, while our working interest remained at 5%.  The Z2 Well was also successfully drilled and was previously producing both oil and gas.  However, in June 2003, we did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs had to be recovered before we could collect our 3.9% net revenue interest in that well. The Z2 Well is producing a very small amount of gas, therefore we do not expect to ever be able to back-in for our interest in the well.  In February 2004, we elected not to consent to the drilling of another well on the Green Ranch Prospect, the C-1 Well.  As we did not consent to the drilling, we incurred no costs related to the drilling of this well, however, we could receive revenue from this well only after 500% of our portion of the drilling costs were recovered.  Regardless, the operator decided to abandon the C-1 Well in April 2004.  In May 2006, we received an offer from the operator of the Green Ranch Prospect to sell the Z1 well for approximately $5,685, which we accepted, however we have not yet received the funds.  Another company which has a 50% interest on the Z1 has not yet signed off on the sale of the Z1 well and the matter is halted pending their decision.

Boyne Lake Prospect

In February 2006, we entered into a participation agreement with Premium Petroleum Inc., whereby we received a 5% working interest before and a 3% working interest after payout in the Boyne Lake Project, located in Boyne Lake, Alberta, Canada. During the year ended December 31, 2006, we paid $38,940 for our share of the costs of the test well.  The well was successfully drilled and cased and has been declared on “Tight-Hole Status.”  We were informed by the operator that the well commenced production during the year ended December 31, 2006, and was producing approximately 150,000 cf/day of gas from the Viking zone, however we have not received any revenue reports and we do not expect to receive any material revenue from this well.

 In May 2006, we entered into a second acquisition agreement with Premium Petroleum Inc. to acquire drilling and production rights to other depths on the Boyne Lake Prospect for $7,508.

Total Oil & Gas Properties

The total amount of oil and gas we produced from all out interests was 227 barrels of oil and 642 Mcf of gas in the year ended December 31, 2006.  The total amount of oil and gas we produced from all out interests was 264 barrels of oil and 1389 Mcf of gas in the year ended December 31, 2005.

The average price of oil that we received for our interests were $59.12 per barrel and $51.38 per barrel, in the years ended December 31, 2006, and 2005, respectively.   The average price of gas that we received for our interests were $5.96/Mcf and $5.42/Mcf, in the years ended December 31, 2006, and 2005, respectively.

We had an interest in a total of 17 and 16 gross wells as of December 31, 2006 and 2005.   The net well calculation consists of the total number of wells that we had drilled which we had an interest in multiplied by our working interest in each well.  We had a total of 0.455 and 0.425 net wells as of December 31, 2006 and 2005.

The net acres of developed land under lease for use in oil and gas operations that we had as of December 31, 2006 was 1,595.3 acres The net acres of developed land under lease for use in oil and gas operations that we had as of December 31, 2005 was 1,563.3 acres.  The net acres of undeveloped land under lease for use in oil and gas operations that we had as of December 31, 2005 was 3,002.8 acres.  The net acres of undeveloped land under lease for use in oil and gas operations that we had as of December 31, 2005 was 2,882.7 acres.

Subsequent Events. Subsequent to the year ended December 31, 2006, we acquired interests in eight leases in the Alberta Oil Sands in Alberta, Canada.  The map below shows the general location of the Alberta Oil Sands.

We acquired the leases from the Alberta Crown, which is the Alberta provincial government, at four separate Alberta Crown land sales in January, February and March 2007.  The leases give us the right to “drill for, win, work, recover and remove” oil sands that are owned by the Crown.  The Alberta Crown owns 97% of Alberta oil sands mineral rights; freehold owners hold the remaining 3%. Mineral rights owned by the Alberta Crown are managed by the Department of Energy on behalf of the citizens of the province of Alberta. Oil sands tenure is the system through which Crown-owned oil sands rights are leased and administered. Alberta’s tenure system generates revenue by granting the right to produce oil sands products. Oil sands royalty is the system through which the Crown—as the owner of the province’s oil sands—receives a share of the economic rent generated from the development of that resource. The Alberta Crown receives a royalty—a share of recovery of oil sands products or equivalent revenue—from its oil sands rights leased to oil and gas companies.

At each of the four land sales, a private company made bids for leases on our behalf.  We acquired a 50% interest in seven of the leases and a 100% interest in one lease.  The other 50% interest in the seven leases is held by Habanero, a related party.  In connection with each of the eight leases we acquired, we paid our applicable percentage (i.e. 50% of seven leases and 100% of one lease) of the following: (a) total bid price per hectare; (b) $3.50 Canadian Dollars per hectare for the annual rental payable to the Alberta Crown; and (c) $625 Canadian Dollars per lease parcel.  Each lease lasts for fifteen years and an annual rental of $3.50 Canadian Dollars per hectare is payable to the Alberta Crown on the anniversary date of each lease.  In total, we spent approximately $118,230 for our interests in these leases.  More detailed information on the leases we acquired is provided below. The following map is a more detailed view of the Alberta oil sands:

At the Alberta Crown land sale held on January 10, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407010591 with a bid of $35,290.52 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,536 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $14,644.76 Canadian Dollars share of the bid price, our $2,688 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $17,645.26 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407010591
Legal Description	4-21-093: 19;30; 31
4-22-093: 24; 25; 36
Gross Hectares	1,536

At the Alberta Crown land sale held on January 24, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407010633 with a bid of $50,000.00 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 1,024 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $22,895.50 Canadian Dollars share of the bid price, our $1,792 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $25,0000.00 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407010633
Legal Description	5-18-088: 29-32
Gross Hectares	1,024

At the Alberta Crown land sale held on February 7, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to the five leases described below.

The first such lease, Oil Sands Lease number 7407020015 was acquired with a bid of $99,993.96 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 512 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $48,788.48 Canadian Dollars share of the bid price, our $896 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $49,996.98 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407020015
Legal Description	4-10-089: 25; 26
Gross Hectares	512

The second such lease, Oil Sands Lease number 7407020037 was acquired with a bid of $6,656.36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407020037
Legal Description	5-18-088: 25
Gross Hectares	256

The third such lease, Oil Sands Lease number 7407020038 was acquired with a bid of $6,656.36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2,567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407020038
Legal Description	5-18-088: 26
Gross Hectares	256

The fourth such lease, Oil Sands Lease number 7407020039 was acquired with a bid of $6,656,36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2,567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407020039
Legal Description	5-18-088: 27
Gross Hectares	256

The fifth such lease, Oil Sands Lease number 7407020040 was acquired with a bid of $8,973.16 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $3,726.08 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $4,486.58 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407020040
Legal Description	5-18-088: 28
Gross Hectares	256

At the Alberta Crown land sale held on March 21, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407030900 with a bid of $21,637.48 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,024 hectacres.    We have a 100% interest in this lease.  In connection with this lease, we paid to the Alberta Crown the $17,428.48 Canadian Dollars bid price, $3,584 Canadian Dollars for the annual rental and $625 Canadian Dollars for the one-time fee, for a total of $21,637.48 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407030900
Legal Description	4-21-093: 25; 26; 35; 36
Gross Hectares	1,024

As of the date of this Report, we have not begun work or hired an operator in connection with any of the eight leases described above.

In March 2007, our management began to evaluate the possibility of acquiring interests in uranium properties.

Cancelled Consulting Agreement. In March 2006, we entered into a one year consulting agreement with Omar Halloum for 6,000,000 options to purchase shares of common stock, for Mr. Halloum’s provision to us of exploring and aiding the board of directors in obtaining listing in multiple Middle Eastern Stock Exchanges.  In April 2006, we mutually terminated the consulting agreement as we decided that it was not in out best interests to obtain any listings on Middle Eastern Stock Exchanges at that time.  The options to purchase shares of common stock were never granted and no shares of common stock were issued in connection with the agreement.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

Current Consulting Agreements.  In June 2005, we entered into a one year consulting agreement with Dane Brown for 13,500,000 options to purchase shares of common stock, for Mr. Brown’s provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  As of December 31, 2005, we had issued a total of 13,500,000 shares of common stock to the consultant with an exercise price of $0.005 per share.  On the date the options were granted, our common stock closed at $0.0033.  No additional shares of common stock were issued in connection with the agreement.  Mr. Brown looked for additional oil and gas projects for us, which he reviewed, analyzed and presented to our board of directors.

In September 2005, we entered into a one year investor relations agreement with Jason Gigliotti, one of our existing consultants, for 300,000 shares of restricted common stock.  These shares were issued in April 2006.  The services Mr. Gigliotti provided to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us other unrelated services regarding investing in oil and gas properties and communicating with our various operators.

In January 2006, we entered into a three month consulting agreement with Blair Naughty for 15,000,000 options to purchase shares of common stock, for Mr. Naughty’s provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  As of December 31, 2006, we had issued a total of 15,000,000 shares of common stock due to the exercise of 15,000,000 stock options with an exercise price of $0.0066 per share. On the date the options were granted, our common stock closed at $0.0066.  No additional shares of common stock were issued in connection with the agreement.   Mr. Naughty looked for additional oil and gas projects for us, which he reviewed, analyzed and presented to our board of directors.    Mr. Naughty has experience in the oil and gas industry.

In January 2006, we entered into a six month consulting agreement with David Stadnyk for 15,000,000 options to purchase shares of common stock, for Mr. Stadnyk’s provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  As of December 31, 2006, we had issued a total of 15,000,000 shares of common stock due to the exercise of 15,000,000 stock options with an exercise price of $0.0066 per share. On the date the options were granted, our common stock closed at $0.0066.  No additional shares of common stock were issued in connection with the agreement.  Mr. Stadnyk searched for new oil and gas projects for us, which he reviewed, analyzed and presented to our board of directors.  Mr. Stadnyk was instrumental in forming the Patch OilSands Limited Partnership (“POLP”) and providing us with the opportunity to become a partner in the POLP.  He located several projects in the Alberta Oil Sands for the POLP.  Mr. Stadnyk has vast experience in the oil and gas industry.

In February 2006, we entered into a one year consulting agreement with Thomas Doyle for 12,000,000 options to purchase shares of common stock, for Mr. Doyle’s provision to us of certain technical, business and/or management services, other than services of a promotional, investor relations or fiscal agency nature.  Mr. Doyle was granted 6,000,000 options with an exercise price of $0.0366 per share, 3,000,000 with an exercise price of $0.0533 per share, and 3,000,000 with an exercise price of $0.07 per share.  On the date the options were granted, our common stock closed at $0.0366.  As of December 31, 2006, we had issued a total of 12,000,000 shares of common stock due to the exercise of 12,000,000 stock options.  No additional shares of common stock were issued in connection with the agreement.  Mr. Doyle searched for new oil and gas projects for us within North America, which he reviewed, analyzed and presented to our board of directors.    Mr. Doyle has vast experience in the oil and gas industry, with over 15 years of experience.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

Subsequent Consulting Agreements.  In January 2007, we entered into a one year investor relations agreement with Jason Gigliotti, one of our existing consultants, for 400,000 shares of restricted common stock.  As of the date of this Report, the shares had not yet been issued.  The services Mr. Gigliotti provided to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us services relating to investing in oil and gas properties and communicating with our various operators.  A copy of the respective Agreement is included in this report as Exhibit 10.1.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

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

Customers.  The operators of the Kerrobert Prospect and the Martex Prospect handle selling the oil and gas production from these prospects to their customers.  They in turn provide us with our share of the revenue.

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

In or about March, 1999, we issued 6,000,000 shares of our $.001 par value common stock to shareholders of Pinnacle Plastics Inc., a private corporation incorporated in the Province of Alberta, Canada ("PPI"), in exchange for 2,000,000 shares of PPI's common stock.  PPI became our wholly owned subsidiary.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

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

In September 2003, we entered into a letter agreement with Pemberton whereby we could purchase an option to acquire a 45% working interest in Tomahawk Prospect in Drayton Valley, Alberta, in exchange for 750,000 shares of our common stock. In October 2003, our board of directors approved the share issuance pursuant to the agreement and 750,000 restricted common shares were issued.  During the year ended December 31, 2004, we were advised by Pemberton that the project had been dropped and, as such, the letter agreement was terminated.  During the year ended to December 31, 2006, the Alberta Energy and Utilities Board (“EUB”) ordered a plug and abandon order on this prospect, and named us on the order.  We informed the EUB that we were not a working participant on this prospect and we were released from this order and all costs related to this order.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

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

In November 2004, we entered into a participation agreement with Panterra Resources Corp. (“Panterra”) whereby we had the option to participate in a 1.67% working interest and 1% net revenue interest on the Redwater Prospect located in Viking Sands, Alberta.  We never  received any cash calls on this prospect or made any payments on this prospect.  In August 2005, Panterra informed us that they were no longer pursuing the project; therefore, the participation agreement has been terminated during the year ended December 31, 2005.

In December 2004, we entered into an option agreement with Pemberton Energy Ltd. (“Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Enchant Well on the Enchant Prospect in consideration for a 50% payment of the rework of that well. This option was be exercisable by us paying Pemberton the sum of $1. The agreement allows for Pemberton to subsequently re-acquire one half of the 50% working interest and a 50% revenue interest before royalties. In January 2005, Pemberton elected to re-acquire one half of our interest, resulting in us holding a 25% working interest and a 25% revenue interest before royalties.  A payment of $9,191 was made on this property.  The Enchant Well was re-worked and was flowing oil, then production was stopped to analyze factors related to this well.  Pemberton allowed the leases to lapse on the Enchant Prospect, resulting in the loss of the property. During the year ended December 31, 2005, we abandoned the Enchant prospect.  During the year ended December 31, 2006, the EUB ordered a plug and abandon order on the Enchant Prospect.  We informed the EUB that we were not a working participant on this prospect and we were released from this order and all costs related to this order.

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

In February 2002, we acquired a 5% working interest, and a 2.5% net revenue interest in a oil and gas program in Stephens County, Texas referred to as the Green Ranch Prospect.  On May 10, 2002, drilling commenced on the first well, the Z1 Well, and it produced gas revenue.  On November 27, 2002, for consideration of $10,000 we increased our net revenue interest in the second well of the Green Ranch Prospect from 2.5% to 3.9%, while our working interest remained at 5%.  On February 1, 2003, drilling commenced on the second well of the Green Ranch Prospect, the Z2 Well.  The Z2 well produced oil and gas.  Later we did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs were to be recovered before we could collect our 3.9%.  The Z2 Well is produced a very small amount of gas, therefore we did not expect to ever be able to back-in for our interest in the well.  In May 2006, we received an offer from the operator of the Green Ranch Prospect to sell the Z1 well for approximately $5,685, which we accepted, however we have not yet received the funds.  Another company which has a 50% interest on the Z1 has not yet signed off on the sale of the Z1 well and the matter is halted pending their decision.  There is no assurance we will ever receive the funds from this sale and we are no longer receiving revenue from the Green Ranch Prospect, therefore during the year ended December 31, 2006, we abandoned the project.

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

Item 2. Description of Property.

Our Property. During the fiscal year ended December 31, 2006 we held a working interest in the following properties:

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

On May 10, 2002, drilling commenced on the first well, the Z1 Well.  Permico Corporation (the “Operator”) informed us that they encountered potential hydrocarbon-bearing zones while drilling.  The Z1 Well was drilled to a total depth of 4,514 feet, production casing was set and cement was poured and dried.  The Operator constructed a gas pipeline for the Z1 Well.  The Operator gathered information from surrounding fields and existing wells and based on this data, decided to frac the Mississippian zone. The Operator informed us that oil and gas were encountered as the frac was being conducted.  The frac was successful and oil has been recovered and sold.  The gas formation located directly above the oil-bearing region was fraced and put on-line for sales.  The Z1 Well produced gas revenue.

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

In May 2006, we received an offer from the operator of the Green Ranch Prospect to sell the Z1 well for approximately $5,685, which we accepted, however we have not yet received the funds.  Another company which has a 50% interest on the Z1 has not yet signed off on the sale of the Z1 well and the matter is halted pending their decision.  There is no assurance we will ever receive the funds from this sale and we are no longer receiving revenue from the Green Ranch Prospect therefore during the year ended December 31, 2006, we abandoned the project.

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

During the year ended December 31, 2003, we participated in drilling and casing nine wells on the Kerrobert Project.  A total of nine wells have been drilled and completed on this property, and we are receiving revenue from these wells.  The oil is comparable to West Texas No 1. The experience by other oil companies in the area suggests an approximate fifteen year life for the shallow oil wells.  Our ability to drill further wells on this project is completely contingent on our  partners’ decision and the operators decision to drill further wells, our partners ability to meet future cash calls, and our ability to meet future cash calls.

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

This multi-well project in Palo Pinto and Jack Counties is primarily a gas project.   According to the operator, The Cumming Company, this project was initiated by Mitchell Energy Corporation

(subsequently bought out by Devon Energy) before the company focused its efforts in the Barnett Shale.  Mitchell Energy had established commercial production in the Marble Falls formation.  Our goal for this project was to exploit the potential commercial production from this formation through a multi-well program of up to seven wells.

Seven wells have been drilled by the operator, the Cumming Company, on the Martex Prospect that we are involved in, the Kinder #1 Well, the Martex Ima Bridges #2 Well, the Wimberley #3 Well, the Wimberley #5 Well, the Wimberley #7 Well, the Henderson #3 Well and the Stuart 60 #8 Well.  The Ima #2 Well was successfully completed and is producing oil and gas.  Gas was discovered in the Henderson #3 Well.  Completion work on the Wimberley #3 Well was completed, it was producing gas, but as December 31, 2005, it was no longer producing and required another re-completion.   The Wimberley #5 Well was drilled, bond logs were run, it was fraced and has been successfully put on line for sales.  The Wimberley #7 Well has also been successfully put on line for sales.  In January 2005, the Stuart 60 #8 Well was drilled and produced gas.

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

During the year ended December 31, 2006, the Wimberly #3 Well was reworked again and produced gas.  In September 2006, the Wimberly #3 Well was sold and we received $742 in proceeds from this well.

We have paid all costs associated with the Martex Prospect and do not expect to have any further cash commitments on this prospect.

Boyne Lake Prospect (Boyne Lake, Alberta, Canada)

In February 2006, we entered into a participation agreement with Premium Petroleum Inc., whereby we received a 5% working interest before and a 3% working interest after payout in the Boyne Lake Project, located in Boyne Lake, Alberta, Canada. During the year ended December 31, 2006, we paid $38,940 for our share of the costs of the test well.  The well was successfully drilled and cased and has been declared on “Tight-Hole Status.”  We were informed by the operator that the well commenced production during the year ended December 31, 2006, and was producing approximately 150,000 cf/day of gas from the Viking zone, however we have not received any revenue reports and we do not expect to receive any material revenue from this well.

 In May 2006, we entered into a second acquisition agreement with Premium Petroleum Inc. to acquire drilling and production rights to other depths on the Boyne Lake Prospect. Based on data collected throughout the drilling stage, it was decided to purchase the rights for the land at other depths for $7,508.

Patch Oilsands Limited Partnership (Oilsands of Alberta, Canada)

In February 2006, we entered into Letter of Intent to acquire a limited partnership interest in the POLP and on May 31, 2006, we finalized our acquisition of 104,071 limited partnership units in the POLP, by executing the formal documentation (whereby we acquired units in the POLP) and paying cash of $127,404.  The POLP was formed with the goal of acquiring working interests and/or leases in Alberta Oil Sands properties with the goal of developing or selling the assets. Our 104,071 limited partnership units in the POLP are equal to a 4.1667% net interest and a 5% working interest in the POLP’s properties.

In order for us to maintain our 4.1667% net interest in the POLP, we must pay 5% of the ongoing costs of the POLP in cash and 4.1667% of the ongoing costs paid in common shares of another public company, who is the general partner of the POLP.  The general partner pays with common shares of their stock and we pay in cash 4.1667% of the value of the general partners’ share issuance.

Habanero is also a minority limited partner in the POLP, owning units equal to a 20.833% net interest in the POLP’s properties.  We are a related party to Habanero, in that our CFO and Secretary, Negar Towfigh, is also a director of Habanero.  Patch was the general partner when the POLP was originally formed as they owned units equal to a 75% net interest in the POLP’s properties.  One of our consultants, David Stadnyk, was the president of Patch when we entered into the agreement but he resigned as president on April 7, 2006.  In March 2007, Patch sold its interest in the POLP to Great Northern, who is now the general partner of the POLP.

In February, 2006, the POLP entered into a farmout and participation agreement with Bounty through the POLP, and thereby acquired an 80% working interest in a 120 hectacre block of land located in the Athabasca Oil Sands region of Alberta, Canada.  This land comprises of half the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256.  The POLP also acquired an option to acquire up to an 80% interest in an adjacent block of which is the other half of the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256  which was already acquired.  The POLP paid $2,600,000 CDN in cash and provided 175,000 common shares of Patch, another public company, for the Leismer Oil Sands Prospect and the Option Land.  In order to exercise the option on the Option Land, the POLP had to pay $1,300,000 CDN in cash and provide 100,000 common shares of Patch by April 1, 2007.  We have not been able to ascertain if this option was exercised or not or if the terms of payment had changed due to Patch selling its interest in the POLP to Great Northern.

Bounty is the operator on the Leismer Oil Sands Prospect.  During the year ended December 31, 2006, the POLP paid CDN$512,575 to Bounty for drilling and seismic work on the Leismer Oil Sands Prospect.  Our share of this was 5%, or approximately CDN$25,629, which we paid during the year ended December 31, 2006.

The Leismer test well 6-19-77-9W4  was drilled subsequent to the year ended December 31, 2006.  It was drilled to approximately 1230 feet in depth and targeted the McMurray formation.

We do anticipate that the POLP will have Bounty perform additional work on the Leismer Oil Sands Prospect in 2007 and we currently do not have any outstanding cash calls on this prospect.

Pursuant to a Purchase Agreement dated April 13, 2006, the POLP also acquired three oil sands leases in the Muskwa area of Alberta from the Alberta Crown, which is the Alberta government, for a total of $473,856.  In total, the Muskwa Leases comprise 1,024 hectares.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. Prior to a project’s payout, the applicable royalty is 1% of the project's gross revenue. Following a project's payout, the applicable royalty rate is the greater of 25% of project net revenue, or 1% of gross revenue .  We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.

The locations of the Muskwa Leases are as follows:

Leismer lease Section 5, Township 78, Range 8W4-1-256;

Leismer lease Section 11, Township 78, Range 9W4-1-256; and

Muskwa  Sections 12 & 13, Township 86, Range 25W4-2-512.

As of the date of this Report, no work has been conducted nor is there an operator on any of the Muskwa Leases.  It is at the sole discretion of POLP’s general partner, Great Northern Oilsands Inc., to decide when exploration will be conducted on the Muskwa Leases and what any work program with encompass.

Office Space

We occupy office space, consisting of 1,870 square feet, provided by one of our officers, Negar Towfigh, for a cost of CAD $1,343 per month.

Item 3. Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4. Submission of Matters to Vote of Security Holders

Not Applicable

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. We are a reporting company with the Securities and Exchange Commission ("SEC"). We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the NASDAQ Stock Market and prices for our common stock are published on the OTCBB under the trading symbol "MENV". The OTCBB market for our stock is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.  The following chart from Yahoo! Finance specifies quarterly high and low quotations.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Date	High	Low
First Quarter 2007	0.08	0.04
Fourth Quarter 2006	0.06	0.02
Third Quarter 2006	0.05	0.01
Second Quarter 2006	0.22	0.05
First Quarter 2006	0.25	0.01
Fourth Quarter 2005	0.13	0.01
Third Quarter 2005	0.03	0.01
Second Quarter 2005	0.04	0.01
First Quarter 2005	0.059	0.026

In June 2006, our board of directors approved a forward stock split on a one for three basis to our

Common shares, for shareholders of record as of June 12, 2006.  Also, our board approved a corresponding increase to our authorized capital, which became effective as of June 23, 2006.  Our trading symbol on the OTCBB changed form “MSEV” to our new symbol “MENV” on June 26, 2006.

A copy of our Certificate of Change Pursuant to NRS 78.209 and a Certificate of Correction related thereto were previously filed as exhibits to our Quarterly Report on Form 10-QSB filed with the SEC on August 21, 2006.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

We are also listed on Frankfurt Stock Exchange under the trading symbol “NDDA” with a WKN of A0J3PY.

Holders. The approximate number of holders of record as of December 31, 2006 for our common shares were thirty-seven.  There are likely additional holders which hold their shares in street form, however we do not know who they are or how many shareholders hold their stock in street form.

Stock Options. During the year ended December 31, 2006, we granted options as compensation to certain of our directors, executive officers and consultants.

On January 3, 2006, 15,000,000 stock options with an exercise price of $0.0066 were granted to Blair Naughty, for his consultant services which he has now completed.  The exercise price of the stock options are based on the closing price of our common stock the day previous to the grant.  The day before the January options were granted options, our stock closed at $0.004.   On January 3, 2006, 15,000,000 stock options were granted to David Stadnyk with an exercise price of $0.0066, for his consultant services which he has now completed. Also, on January 3, 2006 stock options totalling 1,500,000, with an exercise price of $0.0066, were granted to Bernard McDougall, who is one of our directors and our president.  Also, on January 3, 2006 stock options totalling 1,500,000, with an exercise price of $0.0066, were granted to Stephen Amdahl, who is one of our directors.  Also, on January 3, 2006 stock options totalling 1,500,000, with an exercise price of $0.0066, were granted and Negar Towfigh, who is our secretary and CFO.   In May 2006, the term on Bernard McDougall’s and

Stephen Amdahls’ options were extended from July 2006 to January 2007. On January 27, 2006, 3,000,000 stock options with an exercise price of $0.0116 were granted to Graeme Sewell, who is one of our consultants.  Mr. Sewell assists the board in advising and providing recommendations regarding our existing oil and gas properties, and corresponding with accountants and legal counsel.  The closing price of our stock on January 26, 2006, was $0.012.  Also, on January 27, 2006, 3,000,000 stock options with an exercise price of $0.0116 were granted to Jason Gigliotti, who is one of our consultants.  Mr. Gigliotti assists the board in locating and negotiating agreements with regards to oil and gas properties and advising and providing recommendations regarding our existing oil and gas properties.  On February 7, 2006, Thomas Doyle, one of our consultants, was granted 6,000,000 stock options with an exercise price of $0.0366 per share, 3,000,000 stock options with an exercise price of $0.0533, and 3,000,000 stock options with an exercise price of $0.07.  The closing price of our stock on February 6, 2006, was $0.029.  On February 22, 2006, stock options totalling 15,000,000, with an exercise price of $0.05, were granted to Jason Gigliotti and stock options totalling 15,000,000, with an exercise price of $0.05, were granted to Graeme Sewell.  The closing price of our stock on February 21, 2006, was $0.04.   On September 14, 2006, 12,500,000 of Graeme Sewell’s outstanding stock options and all of Jason Gigiliotti’s stock options exercise price was amended to $0.0151 per share.  The closing price of our stock on September 13, 2006 was $0.015.  On February 28, 2006, 1,500,000 stock option with an exercise price of $0.05, were granted to each of Bernard McDougall, Stephen Amdahl, and Negar Towfigh.  The closing price of our stock on February 27, 2006  was $0.057.   The exercise price on these 4,500,000 stock options were amended to $0.0151 in September 2006, which was after the forward split of our shares on a one for three basis had occurred.

During the year ended December 31, 2006, 90,950,000 stock options were exercised, resulting in the issuance of 90,950,000 shares of common stock for cash of $1,235,750 and subscriptions receivable of $125,500, which were received in full subsequent to the year end.  The subscriptions receivable were the payment of the exercise price of stock options by some of our consultants.  As of December 31, 2006, there were 22,000,000 stock options unexercised and outstanding.

In January 2006, the 2006 Stock Option Plan A was implemented.  A copy of the 2006 Stock Option Plan A was previously filed as an exhibit to our Registration Statement on Form S-8 on January 24, 2006.   In February 2006, the 2006 Stock Option Plan B was implemented.  A copy of the 2006 Stock Option Plan B was previously filed as an exhibit to our Registration Statement on Form S-8 on February 9, 2006.  Also, in February 2006, the 2006 Stock Option Plan C was implemented.  A copy of the 2006 Stock Option Plan C was previously filed as an exhibit to our Registration Statement on Form S-8 on May 4, 2006.   Up to 30,000,000 shares of our common stock may be issued under each plan.

Subsequent to the year ended December 31, 2006, stock options totaling 10,000,000 were granted to two consultants.  These options were granted as follows: (a) 5,000,000 stock options with an exercise price of $0.06 were granted to Graeme Sewell, one of our consultants, for services rendered.  On the date before the options were granted, our common stock closed at $0.06; and (b) 5,000,000 stock options with an exercise price of $0.06 were granted to Jason Gigliotti, one of our consultants, for services rendered.  On the date before the options were granted, our common stock closed at $0.06.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

Dividends. There have been no cash or stock dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities.  During the period October 1, 2006 to December 31, 2006, we did not sell any securities that were not registered under the Securities Act.

Stock Repurchases. During the period October 1, 2006 to December 31, 2006, we did not do any repurchases of our common stock.

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

Liquidity and Capital Resources.

As of December 31, 2006, we had current assets of $90,067 and current liabilities of $317,831 as compared to current assets of $19,620 and current liabilities of $547,754 as of December 31, 2005.  As such, as of December 31, 2006, we had a working capital deficit of $227,764 as compared to a working capital deficit of $528,134 as of December 31, 2005.  The decrease in the working capital deficit between the two periods is primarily due to an increase in cash of $68,360 and a decrease in accounts payable of $135,265.  Our total assets increased from $27,717 at December 31, 2005 to $233,240 at December 31, 2006, mainly due to our investment of $139,809 in the POLP.  Our total liabilities decreased from $547,754 at December 31, 2005 to $317,831 at December 31, 2006, due to a decrease in accounts payable.  The majority our current liabilities for the year ended December 31, 2006, consists of related party payables of $291,712.  We intend on settling the majority of the related party payables in a shares for debt transaction and we initiated discussion with some of the related parties but no terms have been finalized.  We also intend on using our existing limited cash reserves as well as cash that may be received from the sale of our non-oil sands properties to pay a portion of our current liabilities.  We intend on selling all our non-oil sands properties in order to focus on our oils sands properties and leases.

During the year ended December 31, 2006, our operating activities used cash of $1,027,581, the majority of which consisted of our net loss of $1,880,811, partially offset by stock and stock options granted for consulting fees of $951,544, as well as other items.  During the year ended December 31, 2005, our operating activities used cash of $502,782, the majority of which consisted of our net loss of

$915,651, partially offset by an increase in accounts payable of $225,347 and stock options issued for consulting and directors’ fees of $82,185 as well as other items.

During the years ended December 31, 2006 and 2005, our investing activities used cash of $139,809 in 2006 and $9,191 in 2005.  The use of cash in the year ended December 31, 2006 was mainly due to our investment in  POLP, while in the year ended December 31, 2005 it was acquiring working interests in oil and gas properties.

During the year ended December 31, 2006, our financing activities provided us $1,235,750, the entirety of which consisted of cash paid to us in connection with the exercise of stock options.    During the year ended December 31, 2005, our financing activities provided us $528,099, the majority of which consisted of cash of $406,900 paid to us in connection with the exercise of stock options.  During both periods we financed our operations primarily through the exercise of stock options.

We expect total cash commitments for the year ended December 31, 2007 to be approximately $500,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  We expect to have a minimum of further cash commitments of approximately $19,500 for our share of the POLP during the year ending December 31, 2007.  Currently, we are only aware of a $19,500 cash call in regards to the POLP for the year ending December 31, 2007, however the project may call for additional sizable cash calls.  The timing and amount of the cash calls is at the sole discretion of the general partner and we can not determine the dollar amount of potential future cash calls.   The majority of the $500,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $50,000 for legal fees, $50,000 for accounting fees, $300,000 for consulting fees, $40,000 for management fees and the remainder in general working capital.

 We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2007.    We plan to pay our expenses with the following: (a) the limited cash reserves that we currently have, (b) the revenue we earn from our producing properties; (c) from the sale of our existing non-oil sands properties; and (d)  from private placements of our common stock, however such funds may, and likely will, be insufficient to pay all of our expenses.

Additionally, during the year ended December 31, 2007, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

We have a 3.5% working interest and a 2.45% net revenue interest the Kerrobert Project.  Our ability to drill further wells on this project is completely contingent on our partners’ decision to drill further wells, our partners ability to meet future cash calls and our ability to meet future cash calls.  We do not expect to have any cash commitments on this project during the year ending December 31, 2007.

•

We have a 1% working interest in the Martex Prospect located in Jack County and Palo Pinto Counties, Texas.  We have a 0.8% net revenue interest in seven wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We have already made all our cash commitments on this project and do not expect to have any cash commitments on this project during the year ending December 31, 2007.

•

We entered into several Alberta Oil Sands Projects through the Patch Oilsands Limited Partnership, of which we have a 5% working interest.  We expect to have cash commitments of approximately $19,500 on our share of the Patch Oilsands Limited Partnership during the year ended December 31, 2007.  These projects may call for additional sizable cash calls.  The timing and amount of the cash calls are at the sole discretion of the general partner and we can not determine the dollar amount of potential future cash calls.

•

We have a 20% working interest before payout and 12% working interest after payout in the Boyne Lake Prospect.

We plan to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments on our oil and gas properties, and to generally meet our future corporate obligations.  We plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot drill further wells that have not yet been paid for, or acquire new properties.    There is no assurance that we will be able to raise adequate capital.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise equity capital. We cannot estimate when we will begin to realize any significant revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

Funding for our operations may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Results of Operations.

Our Statement of Operations for the year ended December 31, 2006 indicated a net loss of $1,880,811 ($0.01 per common share), compared to a net loss of $915,651 for the fiscal year ended December 31, 2005 ($0.00 per common share).  We have realized $17,781 in revenue from operations for the year ended December 31, 2006 compared to $25,390 for the year ended December 31, 2005.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Martex Prospect, and the Kerrobert Prospect during the 2007 fiscal year, however we may sell these properties in 2007.

For the year ended December 31, 2005, we had total expenses from operations of $926,773. For the year ended December 31, 2006, we had total expenses of $1,893,783. The increase of $967,010 resulted primarily from an increase in consulting expenses and options expense.  Consulting expenses for the year ended December 31, 2006 were $1,499,307 compared to $674,941 for the year ended December 31, 2005 due to number of stock options granted as compensation to consultants and due to increase Black Scholes value of these options due higher exercise prices of the stock options.    Options expense for the year ended December 31, 2006 were $128,963 compared to Nil for the year ended December 31, 2005, due to a change in accounting practices.   The consulting expenses for the years ended December 31, 2006 and 2005 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas   properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks. The consulting expenses increased due to more stock options being granted during the year ended December 31, 2006, than during the year ended December 31, 2005. A large amount of these consulting fees, precisely $951,544, were not paid in cash but were instead paid in stock options in the years ended December 31, 2006m the remaining consulting fees were paid in cash.

In connection with our properties, exploration expenses decreased from $53,545 for the year ended December 31, 2005 to $46,447 for the year ended December 31, 2006.  This is partly attributable to decreases in costs associated with exploration expense.

General and administrative expenses for the year ended December 31, 2006 were $116,956 compared to $137,918 at December 31, 2005.

 Off Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

Item 7. Financial Statements

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Micron Enviro Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Micron Enviro Systems, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. as of December 31, 2006 and 2005 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 16, 2007

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash	$85,796	$17,436
Accounts receivable	1,696	2,184
Prepaid expenses	2,575	-
Total Current Assets	90,067	19,620
PROPERTY & EQUIPMENT, NET	3,364	8,097
OTHER ASSETS
Investment in joint venture	139,809	-
Total Other Assets	139,809	-
TOTAL ASSETS	$233,240	$27,717
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$26,119	$391,307
Related party payables	291,712	156,447
Total Current Liabilities	317,831	547,754
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 600,000,000 shares authorized,
at $0.001 par value, 399,845,498 and 308,595,498
shares issued and outstanding, respectively	399,845	308,595
Additional paid-in capital	7,526,105	5,175,598
Stock subscriptions receivable	(125,500)	-
Accumulated deficit	(7,885,041)	(6,004,230)
Total Stockholders' Equity (Deficit)	(84,591)	(520,037)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$233,240	$27,717

The accompanying condensed notes are an integral part of these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2006	2005
REVENUES - Oil and gas	$17,781	$25,390
COST OF SALES	4,809	14,268
GROSS PROFIT	12,972	11,122
EXPENSES
Consulting	1,499,307	674,941
Management consulting	45,000	-
Exploration expense	46,447	53,545
Options expense	128,963	-
Legal and professional	57,110	60,369
General and administrative	116,956	137,918
Total Expenses	1,893,783	926,773
OPERATING LOSS	(1,880,811)	(915,651)
NET LOSS	$(1,880,811)	$(915,651)
BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.00)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	375,492,608	216,935,997

The accompanying condensed notes are an integral part of these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Stockholders' Equity (Deficit)

			Additional	Stock	Retained
	Common Stock		Paid-In	Subscriptions	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)
Balance, December 31, 2004	257,595,498	$257,595	$4,711,178	$(96,197)	$(5,088,579)
Options granted for consulting
services and directors' fees	-	-	82,185	-	-
Common stock issued upon
exercise of stock options
for cash, payables, and
subscriptions receivable
at an average of $0.031
per share	51,000,000	51,000	355,900	96,197	-
Realized gain on director's
sale of securities	-	-	26,335	-	-
Net loss for the year ended
December 31, 2005	-	-	-	-	(915,651)
Balance, December 31, 2005	308,595,498	308,595	5,175,598	-	(6,004,230)
Common shares issued upon
exercise of stock options at
prices from $0.0066 to $0.07
per share	90,950,000	90,950	1,270,300	(125,500)	-
Expense recognized on stock
options granted	-	-	948,044	-	-
Expense recognized on stock
options renegotiated	-	-	128,963	-	-
Common shares issued for
services rendered	300,000	300	3,200	-	-
Net loss for the year ended
December 31, 2006	-	-	-	-	(1,880,811)
Balance, December 31, 2006	399,845,498	$399,845	$7,526,105	$(125,500)	$(7,885,041)

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,880,811)	$(915,651)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	4,733	3,450
Loss on impairment of unimproved properties	-	28,397
Stock and stock options granted for consulting fees	951,544	82,185
Modification of stock options granted	128,963	-
Changes in operating assets and liabilities
Increase in revenue receivable	488	(457)
Change in prepaid expenses	(2,575)	-
Decrease in accounts payable	(365,188)	225,347
Increase in related party payables	135,265	73,947
Net Cash Used by Operating Activities	(1,027,581)	(502,782)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(139,809)	-
Purchase of working interest in oil and gas property	-	(9,191)
Net Cash Used by Investing Activities	(139,809)	(9,191)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on subscriptions receivable	-	96,197
Realized gain on director's sale of securities	-	26,335
Repayment of loan to shareholder	-	(1,333)
Sale of common stock and stock options for cash	1,235,750	406,900
Net Cash Provided by Financing Activities	1,235,750	528,099
NET DECREASE IN CASH	68,360	16,126
CASH AT BEGINNING OF PERIOD	17,436	1,310
CASH AT END OF PERIOD	$85,796	$17,436
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

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

Accounting Pronouncements – Recent

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of this statement to have a material impact on its financial reporting.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement became effective for fiscal years beginning after September 15, 2006.  The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended December 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement became effective for fiscal years beginning after September 15, 2006. The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended December 31, 2006 or 2005.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes  and Error  Corrections," (hereinafter "SFAS No. 154") which replaces Accounting  Principles Board Opinion No. 20, "Accounting  Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28."  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company has adopted SFAS No. 154, which had no material affect on the Company’s financial statements for the year ended December 31, 2006.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations."  FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this statement has had no impact on the Company's financial condition or results of operations at December 31, 2006.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive.  As of December 31, 2006 and 2005, the Company had stock options outstanding, equivalent to 22,000,000 and 19,950,000 common stock shares, respectively.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.   These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.  At December 31, 2006 and 2005, the Company had no accrued liabilities for compliance with environmental regulations.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered material recurring losses from operations since inception. At December 31, 2006 the Company has an accumulated deficit of $7,885,041, negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's management is currently exploring various oil and gas properties and investing in a partnership related to exploration of oil sands, which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Impaired Asset Policy

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets."  In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. By December 31, 2005, the Company had impaired all of its unproved properties. See Note 3.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by writing off the impairment to exploration expense.  Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depleted using the units-of-production method.  At December 31, 2006 and 2005, the Company considered all properties in which it holds interests impaired.

On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.  On the retirement or sale of a partial

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

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

Property and Equipment

Property and equipment are recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line over the expected useful lives of the assets. In the years ended December 31, 2006 and 2005, depreciation expense was $4,733 and $3,450, respectively.

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

At December 31, 2006, the Company had net deferred tax assets of approximately $2,298,000 calculated at an expected rate of 34%, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2006.  The significant components of the deferred tax asset at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Net operating loss carryforward	$6,760,000	$5,960,000

Deferred tax asset	$2,298,000	$2,026,000
Deferred tax asset valuation allowance	$(2,298,000)	$(2,026,000)

At December 31, 2006 and 2005, the Company has net operating loss carryforwards of approximately $6,760,000 and $5,960,000, respectively, which expire in the years 2018

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

through 2026.  The change in the allowance account from December 31, 2006 to 2005 was $272,000.

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

NOTE 3 - WORKING INTERESTS IN OIL AND GAS PROPERTIES

The Company’s oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities. Micron’s working interests are primarily located in the United States (Texas) and Canada (Alberta and Saskatchewan). The Company’s oil and gas working interests are valued at the lower of cost or net realizable value.  During 2005, the Company impaired all of its oil and gas working interests.

United States

Stephens County, Texas - In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in an oil and gas project in Stephens County, Texas. In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company’s net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003. In July 2003, the Company non-consented on the rework of the oil portion of the Z2 well and 400% of the Company’s portion of costs must be recovered before Micron begins receiving additional revenues. In February 2004, the Company also non-consented on the C-1 well which was abandoned by the operator in April 2004.  During 2006 the Company received an offer to sell its interest in this project.  The sale is on hold subject to ratification of other working interest owners.

Jack and Palo Pinto County, Texas - In September 2003, the Company entered into a participation agreement with The Cumming Company, Inc. (“Cumming”), whereby the Company paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project. The agreement also includes the re-entry and re-completion of Martex

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

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

In 2006, the Company was informed by the Cumming Company, Inc. that it was eligible for a refund on the Wimberely #3 Well and during the third quarter of 2006 Cumming refunded the Company $742.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or were due on this property during the year ended December 31, 2006.

Alberta, Canada – In February 2006, the Company entered into a participation agreement with Premium Petroleum Inc. to acquire a 5% working interest for $30,600 CDN (approximately $26,300 USD at December 31, 2006) in an oil and gas property located in Alberta, Canada.  The well was successfully drilled and cased and has been declared on “Tight-Hole Status.”  In

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

May 2006, the Company entered into an additional agreement with Premium to acquire drilling and production rights to other depths on the Boyne Lake Prospect.

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

Enchant, Alberta - In December 2004, the Company entered into an agreement with Pemberton Energy Ltd. (hereinafter “Pemberton”) to acquire a 50% working interest and a 50% revenue interest before royalties in the Prospect in consideration for a 50% payment of the rework of the well. The agreement allows for Pemberton to back in upon Micron receiving 100% of funds invested in the well or upon Pemberton agreeing to pay 50% of the costs of the well. In the first quarter of 2005, Pemberton elected to back-in for 50% of the Company's interest, resulting in the Company earning 25% of the revenue before royalties in consideration for incurring 25% of the costs. This option was to be exercisable by the Company paying Pemberton $1. A payment of $9,191 was made on this property during the year ended December 31, 2005.  As of December 31, 2005, the Company was obligated to pay $1,195 Canadian dollars on this property.  Pemberton allowed the leases on the property to lapse and therefore they lost this property.  As such, the Company abandoned this property as of December 31, 2005.  In April 2006, the Alberta Energy and Utilities Board ordered a plug and abandon order on this prospect.  During the year ended December 31, 2006, the Company received a release of this order and all costs associated with this order.

Pembina, Alberta - In March 2005, the Company entered into a participation agreement with Black Creek Resources Ltd., whereby the Company received a 5% working interest before payout and a 2.25% working interest after payout in the Pembina Project. The Company paid $500 in Canadian dollars as a geological fee to earn this interest, as well as $23,806 in Canadian dollars for its share of the cash call on the test well.  After the well was drilled, the operator advised the Company that the well was not economically viable and therefore the Company abandoned the well as of December 31, 2005.  During the year ended December 31, 2006 the Company received a cash call from the well operator in the amount of $12,320 to plug and abandon the well.

NOTE 4 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  As of December 31, 2006, the Company has paid $139,809 in anticipation of projects related to the POP.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 CDN (approximately $721 USD at December 31, 2006) per month.  Rent expense for the years ended December 31, 2006 and 2005 was $8,139 and $9,791, respectively.

During the years ended December 31, 2006 and 2005, the Company had $290,602 and $156,447, respectively, in related party payables incurred for services rendered to the Company.

NOTE 6 - COMMON STOCK

During the year ended December 31, 2006, the Company issued 90,950,000 shares of common stock upon exercise of stock options, for $1,235,750 in cash, and $125,500 in subscriptions receivable.  The Company also issued an additional 300,000 shares of common stock as payment for services rendered.

In May 2006 the Company elected to forward-split its common stock on a three shares for one share basis, effective as of June 15, 2006, for shareholders of record as of June 12, 2006.  All references to common stock in these financial statements have been retroactively restated so as to reflect the effect of this transaction.  The Company also consummated a corresponding increase in its authorized capital.

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

For the year ended December 31, 2006, 93,000,000 stock options were granted to consultants for services rendered and/or to be rendered valued at $948,044, and 90,950,000 stock options were exercised.  In addition, 32,000,000 stock options were re-negotiated so as to change the strike price of the options from $0.05 to $0.0151.  Pursuant to this change, the Company recognized an expense in the amount of $128,963, pursuant to a Black-Scholes analysis of the renegotiated options

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2006

For the year ended December 31, 2005, 69,060,000 stock options were granted to consultants and directors for services rendered.  In addition, 51,000,000 options were exercised and 20,760,000 options expired.

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2005	22,650,000	$ 0.01
Granted	69,060,000	$ 0.01
Exercised	(51,000,000)	$ 0.01
Expired	(20,760,000)	$ 0.01
Outstanding and exercisable at December 31, 2005	19,950,000	$ 0.01
Granted	93,000,000	$ 0.02
Exercised	(90,950,000)	$ 0.01
Expired	-	-
Outstanding and exercisable at December 31, 2006	22,000,000	$ 0.01
Weighted average fair value of options granted during the period ended December 31, 2006		$ 0.01

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	-		600,000
2004 Nonqualified Stock Option Plan C	-		8,100,000
2006 Nonqualified Stock Option Plan	1,050,000	$0.0067	-
2006 Nonqualified Stock Option Plan B	16,340,000	$0.0151	-
2006 Nonqualified Stock Option Plan C	4,610,000	$0.0151	14,340,000
Total	22,000,000		23,040,000

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

December 31, 2006

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

Capital Commitments

At December 31, 2006, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2006, the Company acquired the rights to certain leases in the Alberta Oil Sands at four separate Alberta Crown land sales.  Each lease lasts for fifteen years and an annual rental of $3.00 per hectare is payable to the Alberta Crown on the anniversary date of each lease.

In January, 2007, the Company was successful in acquiring the rights to two Oil Sands Lease Parcels, for an aggregate bid of $36,613.   The first parcel is 1,536 hectares, and the second is 1,024 hectares.  The Company has a 50% interest in these leases.

In February 2007, the Company acquired the rights to five oil sands lease parcels for an aggregate bid of $63,051. One parcel is 512 hectares, while the other four parcels are additional 256 hectares each.  The Company has a 50% interest in all of these leases.

In March 2007, the Company was successful in acquiring the rights to a certain 1,024 hectare Oil Sands Lease Parcel which is 1,024 hectare, for a bid of $18,566.  The Company has a 100% interest in this lease.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of December 31, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Bernard McDougall	59	President & Director
Stephen J. Amdahl	61	Director
Negar Towfigh	34	CFO & Secretary

Bernard McDougall, who has also used the name Bernard Urry, is 59 years old.  Since September 20, 2001, he has been our president and a director.  He currently resides in Vancouver, British Columbia, Canada.  From 1977 to the present Mr. McDougall has owned and operated his own meat distribution business.  Mr. McDougall is not a director or officer of any other reporting issuer.

Stephen Amdahl is 61 years old. Since September 20, 2001, he has been one of our directors. He currently resides in Portland, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969.  From April 2004 to present he has served as Secretary-Treasurer of Home Range, Inc.  an Oregon Corporation.  Prior experience from 1998 includes being President of Lo-Tech Pharmaceuticals, Inc.  and LTP, Inc. of Oregon, and VP of Simulator Systems, Inc. of Oregon from 1995 to 1999.  He is not an officer or director of any other reporting issuer.

Negar Towfigh is 34 years old.  She has been our Secretary since May 28, 2002 and our Chief Financial Officer since June 7, 2002.  From May 4, 2000 to the present, she has served as a director of Habanero Resources Inc.  She has been the Corporate Secretary of Golden Patriot, Corp. since February 19, 1999.  Ms. Towfigh runs her own consulting firm, where she specializes in management consulting and structuring start-up companies.  She graduated from the University of British Columbia with a Bachelor of Commerce in Finance in 1995.  Besides Habanero Resources Inc. and Golden Patriot, Corp., she is not an officer or director of any other reporting issuer.

Family Relationships. There are no family relationships among our directors and officers.

Involvement in Certain Proceedings.  During the last five years none of our officers or directors have been involved in any events that are material to an evaluation of the ability or integrity of these persons.

Audit Committee. We do not currently have an audit committee.

Procedures for Nominating Directors.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors during the years ended December 31, 2005 and 2006 or form December 31, 2006 to the present time,

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2006, except as set forth below.

Stephen Amdahl was required to file a Form 4 in connection with the exercise of stock options by July 27, 2006, however he filed it on July 31, 2006.  Bernard McDougall was required to file a Form 4 in connection with the exercise of stock options by July 27, 2006, however he filed it on July 31, 2006.  Mr. Amdahl was required to file a Form 4 in connection with the sale of our common shares by August 28, 2006, however he filed in on September 13, 2006.  Mr. Amdahl was required to file a Form 4 in connection with the sale of our common shares by October 3, 2006, however he filed in on October 6, 2006.  Mr. Amdahl was required to file a Form 4 in connection with the exercise of stock options by December 11, 2006, however he filed it on December 27, 2006.

Code of Ethics. We have not yet adopted a code of ethics due to a lack of resources to do so but we plan to do so during the next fiscal year.

Item 10. Executive Compensation

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Principal Executive Officer (“PEO”) and our other executive officers whose total annual compensation is anticipated to exceed $100,000 during the year ended December 31, 2006:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)

Bernard McDougall	2006	0	0	0	41,713	0	0	60,000	101,713
President & Director	2005	0	0	0	14,700	0	0	60,000	74,700

Bernard McDougall’s privately owned company, MBMC Investments Ltd., accrues management fees of $5,000 a month in connection with his services as our president.  We also provide Mr. McDougall with a car allowance of $275 per month.

In January 2006, 1,500,000 stock options with an exercise price of $0.0066 and expiring July 2006 were granted to Bernard McDougall, who is one of our directors and our president.  In May 2006, the term of these options were extended from July 2006 to January 2007.  In February 2006, 1,500,000 additional stock options with an exercise price of $0.05 and expiring February 27, 2007 were granted to Bernard McDougall.  The exercise price of these 1,500,000 stock options was amended to $0.0151 in September 2006 and the term of these options were extended to May 2007.  All of these options are immediately exercisable.

See Note 7 of our audited financial statements for the year ended December 31, 2006 for a discussion of the assumptions made in the valuation of our stock options.

All figures related to stock and stock options in the tables above and below reflect the forward-split transaction of our common shares on a three shares for one share basis which occurred in June 2006.

Outstanding Equity Awards at Fiscal Year End.  As of December 31, 2006, the PEO had the following equity award securities outstanding:

Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Epiration Date	Stock Awards

Bernard McDougall	1,500,000	0	0	$0.0151	May 21, 2007	N/A
President & Director

See the discussion following the Summary Compensation Table for information on the stock options held by Bernard McDougall.

Compensation of Directors. The table below provides information concerning the compensation of our directors for the year ended December 31, 2006:

Name & Principal Position	Fees Eraned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Compensation	Total ($)

Stephen Amdahl	$0	0	41,713	0	0	0	41,713
Director

As of December 31, 2006, Stephen Amdahl had 1,500,000 unexercised stock options.

The compensation of Bernard McDougall, a director of the company, is reflected entirely in the Summary Compensation Table above.

In January 2006, 1,500,000 stock options with an exercise price of $0.0066 and expiring July 2006 were granted to Stephen Amdahl, who is one of our directors.  In May 2006, the term of these options were extended from July 2006 to January 2007.  In February 2006, 1,500,000 additional stock options with an exercise price of $0.05 and expiring February 27, 2007 were granted to Stephen Amdahl.  The exercise price of these 1,500,000 stock options was amended to $0.0151 in September 2006 and the term of these options were extended to May 2007.  All of these options are immediately exercisable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class¹
$0.001 Par Value Common Stock	Bernard McDougall	1,550,000²	0.4%
$0.001 Par Value Common Stock	Stephen Amdahl	2,150,000²	0.5%
$0.001 Par Value Common Stock	Negar Towfigh	1,550,000²	0.4%
$0.001 Par Value Common Stock	All officers and directors as a group	5,250,000³	1.3%

¹ Based upon 412,845,498 common shares outstanding as of April 20, 2007 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

² These figures include 1,500,000 stock options which are exercisable within 60 days of April 20, 2007

³ This figures includes 4,500,000 stock options which are exercisable within 60 days of April 20, 2007

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	22,000,000	$0.01	23,040,000
Total	22,000,000	$0.01	23,040,000

There were two option plans that were outstanding as of December 31, 2006, which were not approved by security holders, they  were the 2006 B Non-Qualified Stock Option Plan (“2006 B Option Plan”) and the 2006 C Non-Qualified Stock Option Plan (“2006 C Option Plan”).

The 2006 B Option Plan is effective from February 7, 2006 until December 31, 2013; within these terms we can grant options to persons eligible to participate in the 2006 B Option Plan.

The 2006 C Option Plan is effective from February 22, 2006 until December 31, 2013; within these terms we can grant options to persons eligible to participate in the 2006 C Option Plan.

Any Option under either the 2006 B Option Plan or the 2006 C Option Plan shall be exercisable at such times, in such amounts and during such period or periods as our board of directors shall determine at the date of the grant of such Option.  To the extent that an Option is not exercised within the period of exerciseability, the unexercised amount of such Option will expire.

The Options under the 2006 B Option Plan or the 2006 C Option Plan are not transferable during the lifetime on the optionee, but may be exercised by the optionee’s heirs for up to six months after the optionee’s death.

The administrator for both the 2006 B Option Plan and the 2006 C Option Plan is our board of directors.  Our board of directors may at any time and for any or no reason suspend or terminate either the 2006 B Option Plan or the 2006 C Option Plan.  Options granted while either the 2006 B Option Plan or the 2006 C Option Plan is in effect will not be altered or impaired by the subsequent suspension or termination of the applicable plan.

The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2006 B Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.  The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2006 C Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.

The Options may only be granted to our directors, officers, and employees, as well as selected and qualified independent contractors.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Annual Report have been retroactively restated so as to reflect the effect of this transaction.

Item 12. Certain Relationships and Related Transactions.

Transactions with Promoters. There were no transactions with promoters.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

We occupy office space provided by one of our officers.  In March 2003, we reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month.  During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 Canadian Dollars per month.

During the year ended December 31, 2006, we reimbursed Habanero $7,187 for telecommunication charges and office supplies.  Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.

We have also granted options to various directors and officers during the year ended December 31, 2006, please refer to the Stock Option section under Item 5 for further detail.

During the year ended December 31, 2006, we had $290,602 of related party payables for services rendered.

In January and February 2007, we acquired the rights to seven Oil Sands Lease Parcels.  We have a 50% interest in these seven leases, the remaining 50% interest in all these leases is held by Habanero.

Habanero is a related party as Negar Towfigh, our corporate secretary, is a member of their board of directors.

Director Independence.  Stephen Amdahl is our only independent director.

Item 13. Exhibits

a) Exhibits

Exhibit No.

3.1       Articles of Incorporation

           (Charter Document)¹

3.2       Amendment to Articles of Incorporation¹

3.3

Certificate of Change²

3.4

Certificate of Correction²

3.5       Bylaws¹

10.1

Investor Relations Agreement with Jason Gigliotti dated January 1, 2007

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

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¹ Previously filed as Exhibits to Registration Statement on Form 10-SB on May 13, 1999

² Previously filed as Exhibits to our Quarterly Report on Form 10-QSB on August 21, 2006

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit services consist of the audit of our annual financial statements, review of the quarterlyfinancial statements, accounting consultations and consents and other services related to SEC filings. During fiscal year 2005 and 2006, audit fees paid to Williams & Webster, P.S. were $29,386 and $35,900, respectively.

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

By: /s/ Bernard McDougall Bernard McDougall Its: President, Director April 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bernard McDougall Bernard McDougall Principal Executive Officer, President, Director	April 20, 2007
By: /s/ Negar Towfigh Negar Towfigh Principal Financial Officer	April 20, 2007
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	April 20, 2007