Form 10QSB
period 2007-03-31
MICRON ENVIRO SYSTEMS INC
filed 2007-05-15
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

There were 412,845,498 common shares outstanding of as of May 11, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2007	2006
	(unaudited)

CURRENT ASSETS

Cash	$81,889	$85,796
Accounts receivable	2,718	1,696
Prepaid expenses	2,574	2,575
Refund Due Oil & Gas Lease Bid	58,518	-

Total Current Assets	145,699	90,067

PROPERTY & EQUIPMENT, NET	2,181	3,364

OTHER ASSETS

Investment in joint venture	139,809	139,809
Oil & Gas Properties	109,857	-

Total Other Assets	249,666	139,809

TOTAL ASSETS	$397,546	$233,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$216,927	$26,119
Related party payables	197,235	291,712

Total Current Liabilities	414,163	317,831

STOCKHOLDERS' (DEFICIT)

Common stock; 600,000,000 shares authorized,
at $0.001 par value, 412,845,498 and 399,845,498
shares issued and outstanding, respectively	412,845	399,845
Additional paid-in capital	7,937,041	7,526,105
Stock subscriptions receivable	(31,000)	(125,500)
Accumulated deficit	-8,335,503	-7,885,041

Total Stockholders' y (Deficit)	-16,617	-84,591

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$397,546	$233,240

The accompanying condensed notes are an integral part of these interim financial statements.
4

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations

	For the Three
	Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)

REVENUES - Oil and gas	$2,567	$4,907

COST OF SALES	1,446	1,231

GROSS PROFIT	1,121	3,676

EXPENSES

Consulting	333,880	1,168,821
Management consulting	-	-
Exploration expense	19,258	-
Options expense	-	-
Legal and professional	7,824	4,370
General and administrative	90,621	60,670

Total Expenses	451,583	1,233,861

OPERATING LOSS	-450,462	(1,230,185)

NET LOSS	$-450,462	$(1,230,185)

BASIC AND DILUTED
LOSS PER SHARE	$ nil	$ nil

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	411,179,831	365,933,499

The accompanying condensed notes are an integral part of these interim financial statements.
5

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Three
	Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-450,462	$(1,230,185)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,184	2,349
Stock and stock options granted for consulting fees	227,636	948,044
Changes in operating assets and liabilities
Decrease (Increase) in revenue receivable	(1,022)	-
Decrease (increase) in refunds due from bidding projects	(58,518)	-
Increase (decrease) in accounts payable	190,808	(372,268)
Increase (decrease) in related party payables	(94,477)	(51,051)

Net Cash Used by Operating Activities	(184,850)	(703,111)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of working interest in oil and gas property	(109,857)	(77,891)

Net Cash Used by Investing Activities	(109,857)	(77,891)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from subscription receivable	94,500	-
Sale of common stock and stock options for cash	196,300	956,000

Net Cash Provided by Financing Activities	290,800	956,000

NET DECREASE IN CASH	(3,907)	174,998

CASH AT BEGINNING OF PERIOD	85,796	17,436

CASH AT END OF PERIOD	$81,889	$192,434

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.
7

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2006 Annual Report on Form 10-KSB. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the three ended March 31, 2007 are not necessarily indicative of the results of operations expected at the year ending December 31, 2007.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2007, the Company has an accumulated deficit of $8,335,503 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2007, the Company had stock options outstanding, equivalent to 19,000,000 common stock shares.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and December 31, 2006.

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

Revenue Recognition

The Company recognizes oil and gas revenues when there is persuasive evidence that an arrangement exists, realization of cash payments to be received from oil and gas working interests has been determined, and collectability is reasonably assured. Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

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

Oil Sands Properties

The Company acquired the rights to certain leases in the Alberta Oil Sands at four separate Alberta Crown land sales.  Each lease lasts for fifteen years and an annual rental of $3.00 per hectare is payable to the Alberta Crown on the anniversary date of each lease.

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

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

The company was unsuccessful in a bid for an oil sands lease and is due a refund of $58,518 ($66,363 CDN).  This refund was received by the company on April 2, 2007.

Impaired or Abandoned Properties

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

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

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

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or were due on this property during the year ended December 31, 2006 or during the quarter ended March 31, 2007.

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

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

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

NOTE 3 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  As of March 31, 2007 the Company has paid $139,809 in anticipation of projects related to the POP.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 CDN (approximately $720 USD at December 31, 2005) per month.  Rent expense for the quarters ended March 31, 2007 and 2006 was $3,972 and $2,163 respectively.

During the quarter ended March 31, 2007 and the year ended December 31, 2006, the Company had $197,235 and $291,712, respectively, in related party payables incurred for services rendered to the Company.

NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2007, the Company issued 13,000,000 shares of common stock upon exercise of stock options, for $165,300 in cash and $31,000 in subscriptions receivable. The company also collected $125,500 in prior subscriptions receivable.

In May 2006 the Company elected to forward-split its common stock on a three shares for one share basis, effective as of June 15, 2006, for shareholders of record as of June 12, 2006.  All references to common stock in these financial statements have been retroactively restated so as to reflect the effect

NOTE 5 - COMMON STOCK (Continued)

of this transaction.  The Company also consummated a corresponding increase in its authorized capital.

In 2006, the Company issued 90,950,000 shares of common stock from the exercise of stock options for $1,235,750 in cash and $125,500 in subscriptions receivable.

NOTE 6 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2007: risk-free interest rate of 4.24% to 4.13%; volatility of 78% to 176%; and a life ranging from three months to one year.

For the quarter ended March 31, 2007, 10,000,000 stock options were granted to consultants for services rendered and/or to be rendered valued at $227,636, and 13,000,000 stock options were exercised.

For the year ended December 31, 2006, 93,000,000 stock options were granted to consultants and directors for services rendered.  In addition, 90,950,000 options were exercised and no options expired.

The following is a summary of stock options:

                     Weighted Average

       Shares

            Exercise Price

Outstanding, January 1, 2006                               22,000,000                      $     0.01

  Granted

    93,000,000

        $     0.02

  Exercised

  (90,950,000)

        $     0.01

  Expired

                 -

        $     0.01       .

Outstanding and exercisable at

    December 31, 2006

               22,000,000

        $     0.01

  Granted

   10,000,000

        $     0.06

  Exercised

  (13,000,000)

        $     0.02

  Expired

         -

        $          -       .

Outstanding and exercisable at

   March 31, 2007

   19,000,000

        $     0.03  .

Weighted average fair value of options granted during the period ended March 31, 2007	$0.02

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	-		600,000
2004 Nonqualified Stock Option Plan C	-		8,100,000
2006 Nonqualified Stock Option Plan	-	$0.0067	-
2006 Nonqualified Stock Option Plan B	500,000	$0.0151	-
2006 Nonqualified Stock Option Plan C	18,500,000	$0.0326	4,340,000
Total	19,000,000		13,040,000

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

Capital Commitments

At March 31, 2007 the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

NOTE 9 - SUBSEQUENT EVENTS

The company was unsuccessful in a bid for an oil sands lease and as of March 31, 2007 was due a refund of $58,518 ($66,363 CDN).  This refund was received by the company on April 2, 2007.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2007, we had current assets of $145,699 and current liabilities of $414,163 as compared to current assets of $90,067 and current liabilities of $317,831 as of December 31, 2006.  As such, as of March 31, 2007, we had working capital deficit of $268,464 as compared to a working capital deficit of $227,764 as of December 31, 2006.  The majority of the current liabilities at March 31, 2007 were accounts payable.  At December 31, 2006 the majority of the current liabilities were related party  payables, however $60,000 was miss-classified as related party payables instead of account payable at the year end.  Our total assets increased from $233,240 at December 31, 2006 to $397,546 at March 31, 2007, mainly due to an increase in to our oil and gas properties of $109,857 which related to our acquisition of interests in eight leases in the Alberta Oil Sands in Alberta, Canada. Our current liabilities increased from $317,831 at December 31, 2006 to $414,163 at March 31, 2007, due to an increase in accounts payable.

During the three months ended March 31, 2007, our operating activities used cash of $184,850, the majority of which consisted of our net loss of $450,462 and a decrease in related party payables of $94,477, as well as other items, partially offset by stock and stock options granted for consulting fees of $227,636 and an increase in accounts payables, as well as other items.  During the three months ended March 31, 2006, our operating activities used cash of $703,111, the majority of which consisted of our net loss of $1,230,185 and a decrease in accounts payable of $372,268, partially offset by stock and stock options granted for consulting fees of $948,044, as well as other items.

During the three months ended March 31, 2007, our investing activities used cash of $109,857 as opposed to $77,891 in the three months ended March 31, 2006.  The use of cash in the three months ended March 31, 2007 and March 31, 2006, was only attributable to investments in working interest in oil and gas property.

During the three months periods ended March 31, 2007 and March 31, 2006, our financing activities provided us $290,800 and $956,000, respectively, the majority of which consisted of cash of $196,300 and $956,000, respectively, paid to us in connection with the exercise of stock options.

We expect total cash commitments for the remainder of the fiscal year to be approximately $450,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.   We expect to have a minimum of further cash commitments of approximately $19,500 for our share of the Patch Oilsands Limited Partnersip during the year ending December 31, 2007.  Currently, we are only aware of a $19,500 cash call in regards to the POLP for the year ending December 31, 2007, however the project may call for additional sizable cash calls.  The timing and amount of the cash calls is at the sole discretion of the general partner and we can not determine the dollar amount of potential future cash calls.   The majority of the $450,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $45,000 for legal fees, $45,000 for accounting fees, $300,000 for consulting fees, and the remainder in general working capital.

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

During the remainder of the fiscal year ended December 31, 2007, we may have cash commitments in connection with the following projects:

•

We entered into several Alberta Oil Sands Projects through the Patch Oilsands Limited Partnership, of which we have a 5% working interest.  We expect to have cash commitments of approximately $19,500 on our share of the Patch Oilsands Limited Partnership during the year ended December 31, 2007, which we expect to pay with cash we currently have in the bank.  These projects may call for additional sizable cash calls.  The timing and amount of the cash calls are at the sole discretion of the general partner and we can not determine the dollar amount of potential future cash calls.

•

In February 2006, we entered into a participation agreement with Premium Petroleum Inc., whereby we received a 5% working interest before and a 3% working interest after payout in the Boyne Lake Project, located in Boyne Lake, Alberta, Canada.  Premium Petroleum Inc. has invoiced us for $19,258 for  what they claim to be overage of drilling costs and completion costs which are currently due, however we are contesting this amount as Premium Petroleum Inc. refuses to provide us with a full and proper accounting of the costs associated with the Boyne Lake Project.

Additionally, during the remainder of the fiscal year ended December 31, 2007, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

At four separate Alberta Crown land sales in January, February and March 2007, we acquired eight leases from the Alberta Crown.  We acquired a 50% interest in seven of the leases and a 100% interest in one lease.  We do not expect to have any cash commitments on these leases during the year ending December 31, 2007.

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

•

We have entered into three participation agreement with The Cumming Company, Inc., for a working interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”).  We currently have a 1% working interest in the Martex Prospect.  We have a 0.8% net revenue interest in five wells and a 0.75% net revenue interest in one well on the Martex Prospect.  We have already made all our cash commitments on this project and do not expect to have any cash commitments on this project during the year ending December 31, 2007.

As of March 31, 2007, we do not have sufficient resources to fully fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

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

Results of Operations.

Our Statement of Operations for the three months ended March 31, 2007 indicated a net loss of $450,462 (nil per common share), compared to a net loss of $1,230,185 (nil per common share), for the three months ended March 31, 2006.  We have realized $2,567 in revenue from operations for the three months ended March 31, 2007, compared to $4,907 for the three months ended March 31, 2006.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Martex Prospect and the Kerrobert Prospect during the 2007 fiscal year, however we may sell these properties in 2007.

For the three months ended March 31, 2007, we had total expenses from operations of $451,583, compared to $1,233,861 for the three months ended March 31, 2006.  The decrease of total expenses of $782,278, from the three months ended Match 31, 2006 to the three months ended March 31, 2007, resulted primarily from a decrease in consulting of $834,941 from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.  The consulting expenses for the three months ended March 31, 2007 and 2006 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

General and administrative expenses for the three months ended March 31, 2007 were $90,621, compared to $60,670 for the three months ended March 31, 2006.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.   There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

The only unregistered sales during the period January 1, 2007 until March 31, 2007 were as follows:

On January 1, 2007, we entered into an investor relations agreement with Jason Gigliotti, one of our existing consultants, for a twelve month term in consideration of four hundred thousand (400,000) shares of our restricted common stock. These shares have not yet been issued. The services Mr. Gigliotti provides to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us services relating to investing in mineral properties and communicating with the operators on our properties.  A copy of this Investor Relations Agreement was previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB on April 23, 2007.

Mr. Gigliotti is a non-US person and he was issued these restricted common shares in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.

We also granted 10,000,000 stock options as follows:

(a)

under the 2006 C Non-Qualified Stock Option Plan, we granted 5,000,000 stock options to Graeme Sewell, one of our consultants for past services rendered, to purchase shares of our common stock at an exercise price of $0.06 on February 28, 2007, with an expiry date of August 27, 2007; and

(b)

under the 2006 C Non-Qualified Stock Option Plan, we granted 5,000,000 stock options to Jason Gigliotti, one of our consultants for past services rendered, to purchase shares of our common stock at an exercise price of $0.06 on February 28, 2007, with an expiry date of August 27, 2007.

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

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

During the three months ended March 31, 2007, we acquired interests in eight leases in the Alberta Oil Sands in Alberta, Canada.  We acquired the leases from the Alberta Crown, which is the Alberta provincial government, at four separate Alberta Crown land sales in January, February and March 2007.  The leases give us the right to “drill for, win, work, recover and remove” oil sands that are owned by the Crown

At each of the four land sales, a private company made bids for leases on our behalf.  We acquired a 50% interest in seven of the leases and a 100% interest in one lease.  The other 50% interest in the seven leases is held by Habanero Resources Inc, a related party.  In connection with each of the eight leases we acquired, we paid our applicable percentage (i.e. 50% of seven leases and 100% of one lease) of the following: (a) total bid price per hectare; (b) $3.50 Canadian Dollars per hectare for the annual rental payable to the Alberta Crown; and (c) $625 Canadian Dollars per lease parcel.  Each lease lasts for fifteen years and an annual rental of $3.50 Canadian Dollars per hectare is payable to the Alberta Crown on the anniversary date of each lease.  In total, we spent approximately $118,230 for our interests in these leases.

We received a letter from Habanero Resources Inc. (“Habanero”), dated March 30, 2007, whereby they indemnified us from the Precision Rentals invoices in regards to the Enchant Prospect that we abandoned during the year ended December 31, 2005.  Habanero agreed to pay the full balance of the Precision Rentals invoices totaling CAD $21,560.50 plus interest.  Habanero is a related party in that Negar Towfigh, our CFO and secretary is also one of their directors.  A copy of the Letter Agreement is attached to this Quarterly Report as Exhibit 10.1.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

99.1

Letter from Habanero Resources Inc. dated March 30, 2007

99.2

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.3

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.4

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

Date:   May 11, 2007

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   May 11, 2007