Form 10QSB
period 2007-08-20
MICRON ENVIRO SYSTEMS INC
filed 2007-08-20
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

There were 412,845,498 common shares outstanding of as of August 8, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(unaudited)

CURRENT ASSETS

Cash	$12,207	$85,796
Accounts receivable	1,056	1,696
Prepaid expenses	2,433	2,575

Total Current Assets	15,696	90,067

PROPERTY & EQUIPMENT, NET	998	3,364

OTHER ASSETS

Investment in joint venture	139,809	139,809
Oil & gas properties	119,114	-

Total Other Assets	258,923	139,809

TOTAL ASSETS	$275,617	$233,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$168,478	$26,119
Related party payables	224,860	291,712

Total Current Liabilities	393,338	317,831

STOCKHOLDERS' (DEFICIT)

Common stock; 600,000,000 shares authorized,
at $0.001 par value, 412,845,498 and 399,845,498
shares issued and outstanding, respectively	412,845	399,845
Additional paid-in capital	7,937,041	7,526,105
Stock subscriptions receivable	(2,836)	(125,500)
Accumulated deficit	(8,464,771)	(7,885,041)

Total Stockholders' (Deficit)	(117,721)	(84,591)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$275,617	$233,240

See accompanying condensed notes to the interim financial statements

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations (Unaudited)
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES - Oil and gas	$1,519	$4,761	$4,086	$9,820

COST OF SALES	674	1,054	2,121	2,285

GROSS PROFIT	845	3,707	1,965	7,535

EXPENSES

Consulting	85,041	212,548	418,921	1,382,053
Legal and accounting	29,973	28,400	37,797	32,771
General and administrative	15,099	59,599	124,977	119,400

Total Expenses	130,113	300,547	581,695	1,534,224

OPERATING LOSS	(129,269)	(296,840)	(579,730)	(1,526,689)

NET LOSS	$(129,269)	$(296,840)	$(579,730)	$(1,526,689)

BASIC AND DILUTED
LOSS PER SHARE	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	412,845,498	380,217,179	408,447,708	361,014,520

See accompanying condensed notes to the interim financial statements

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Six
	Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(579,730)	$(1,526,689)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	2,366	2,367
Stock and stock options granted for consulting fees	227,636	951,544
Changes in operating assets and liabilities
Decrease (Increase) in revenue receivable	640	(3,385)
Decrease (Increase) in prepaid expenses	142	-
Increase (decrease) in accounts payable	142,359	(366,338)
Increase (decrease) in related party payables	(66,853)	(33,295)

Net Cash Used by Operating Activities	(273,440)	(975,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	(111,382)
Purchase of working interest in oil and gas property	(119,114)	-

Net Cash Used by Investing Activities	(119,114)	(111,382)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from subscription receivable	122,665	-
Sale of common stock and stock options for cash	196,300	1,140,250

Net Cash Provided by Financing Activities	318,965	1,140,250

NET DECREASE IN CASH	(73,589)	53,072

CASH AT BEGINNING OF PERIOD	85,796	17,436

CASH AT END OF PERIOD	$12,207	$70,508

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

MICRON ENVIRO SYSTEMS, INC.
Statements of Stockholders' (Deficit)

			Additional	Stock	Retained
	Common Stock		Paid-In	Subscriptions	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)

Balance, December 31, 2005	308,595,498	308,595	5,175,598	0	(6,004,230)

Common shares issued upon
exercise of stock options at
prices from $0.0066 to $0.07
per share	90,950,000	90,950	1,270,300	(125,500)	-

Expense recognized on stock
options granted	-	-	948,044	-	-

Expense recognized on stock
options renegotiated	-	-	128,963	-	-

Common shares issued for
services rendered	300,000	300	3,200	-	-

Net loss for the year ended
December 31, 2006	-	-	-	-	(1,880,811)

Balance, December 31, 2006	399,845,498	399,845	7,526,105	(125,500)	(7,885,041)

Common shares issued upon
exercise of stock options at
prices from $0.0066 to $0.07
per share	13,000,000	13,000	183,300	122,664	-

Expense recognized on stock
options granted	-	-	227,636	-	-

Expense recognized on stock
options renegotiated	-	-	-	-	-

Common shares issued for
services rendered	-	-	-	-	-

Net loss for the quarter ended
June 30, 2007	-	-	-	-	(579,730)

Balance, June 30, 2007 (unaudited)	412,845,498	$412,845	$7,937,041	$(2,836)	$(8,464,771)

See accompanying condensed notes to the interim financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2006 Annual Report on Form 10-KSB. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 2007 are not necessarily indicative of the results of operations expected at the year ending December 31, 2007.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2007, the Company has an accumulated deficit of $8,464,771 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of June 30, 2007, the Company had stock options outstanding, equivalent to 19,000,000 common stock shares.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

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

Oil Sands Properties

The Company acquired the rights to certain leases in the Alberta Oil Sands at five separate Alberta Crown land sales.  Each lease lasts for fifteen years and an annual rental of $3.00 per hectare is payable to the Alberta Crown on the anniversary date of each lease.

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

In June 2007, the Company was successful in acquiring the rights to two Oil Sands Lease Parcels, for an aggregate bid of $6,661.   The first parcel is 2,560 hectares, and the second is 3,072 hectares.  The Company has a 5% interest in these leases.

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

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

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

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or were due on this property during the year ended December 31, 2006 or during the six months ended June 30, 2007.

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

NOTE 3 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  As of June 30, 2007 the Company has paid $139,809 in anticipation of projects related to the POP.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In March 2003, the Company reached an oral agreement to pay $300 per month for this space. In September 2003, the agreement was amended to increase the office space and pay $579 per month. During the year ended December 31, 2005, the agreement was amended to increase the rent and pay $840 CDN (approximately $720 USD at December 31, 2005) per month.  In April 2007, rent was further increased to $1,593 CDN (approximately$1,516 USD) with the signing of a new agreement.  Rent expense for the six months ended June 30, 2007 and 2006 was $5,563 and $3,511 respectively.

During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company had $224,840 and $291,712, respectively, in related party payables incurred for services rendered to the Company.

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2007, the Company issued 13,000,000 shares of common stock upon exercise of stock options, for $193,465 in cash and $2,835 in subscriptions receivable. The company also collected $122,665 in prior subscriptions receivable.

NOTE 5 - COMMON STOCK (Continued)

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

For the six months ended June 30, 2007, 10,000,000 stock options were granted to consultants for services rendered and/or to be rendered valued at $227,636, and 13,000,000 stock options were exercised.

For the year ended December 31, 2006, 93,000,000 stock options were granted to consultants and directors for services rendered.  In addition, 90,950,000 options were exercised and no options expired.

The following is a summary of stock options:

                     Weighted Average

Shares

            Exercise Price

Outstanding, January 1, 2006

                22,000,000

        $     0.01

  Granted

    93,000,000

        $     0.02

  Exercised

  (90,950,000)

        $     0.01

  Expired

                 -

        $     0.01       .

Outstanding and exercisable at

December 31, 2006

               22,000,000

        $     0.01

  Granted

10,000,000

        $     0.06

  Exercised

(13,000,000)

        $     0.02

  Expired

       -

        $          -       .

Outstanding and exercisable at

   June 30, 2007

9,000,000

        $     0.03  .

Weighted average fair value of options granted during the period ended June 30, 2007	$0.02

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	-		600,000
2004 Nonqualified Stock Option Plan C	-		8,100,000
2006 Nonqualified Stock Option Plan	-	$0.0067	-
2006 Nonqualified Stock Option Plan B	500,000	$0.0151	-
2006 Nonqualified Stock Option Plan C	18,500,000	$0.0326	4,340,000
Total	19,000,000		13,040,000

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

Capital Commitments

At June 30, 2007 the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

NOTE 8 - SUBSEQUENT EVENTS

In July 2007, the Company was successful in acquiring the rights to a certain 1,024 hectare Oil Sands Lease Parcel for a bid of $1,878.  The Company has a 5% interest in this lease.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2007, we had current assets of $15,696 and current liabilities of $393,338 as compared to current assets of $90,067 and current liabilities of $317,831 as of December 31, 2006.  As such, as of June 30, 2007, we had working capital deficit of $377,642 as compared to a working capital deficit of $227,764 as of December 31, 2006.  Current liabilities at June 30, 2007, consisted entirely of accounts payable and related party payables.  At December 31, 2006 the majority of the current liabilities were related party payables, however $60,000 was miss-classified as related party payables instead of account payable at the year end.  Our total assets increased from $233,240 at December 31, 2006 to $275,617 at June 30, 2007, mainly due to an increase in to our oil and gas properties of $119,114, which related to our acquisition of interests in ten leases in the Alberta Oil Sands in Alberta, Canada. Our current liabilities increased from $317,831 at December 31, 2006 to $393,338 at June 30, 2007, due to an increase in accounts payable.

During the six months ended June 30, 2007, our operating activities used cash of $273,440, the majority of which consisted of our net loss of $579,730 and a decrease in related party payables of $66,853, as well as other items, partially offset by stock and stock options granted for consulting fees of $227,636 and an increase in accounts payable of $142,359, as well as other items.  During the six months ended June 30, 2006, our operating activities used cash of $975,796, the majority of which consisted of our net loss of $1,526,689 and a decrease in accounts payable of $366,338, as well as other items, partially offset by stock and stock options granted for consulting fees of $951,544, as well as another item.

During the six months ended June 30, 2007, our investing activities used cash of $119,114, as opposed to $111,382 in the six months ended June 30, 2006.  The use of cash in the six months ended June 30, 2007 was only attributable to investments in working interests in oil and gas properties, while the use of cash in the six months ended June 30, 2006, was only attributable to an investment in a joint venture.

During the six months periods ended June 30, 2007 and June 30, 2006, our financing activities provided us $318,965 and $1,140,250, respectively, the majority of which consisted of cash of $196,300 and $1,140,250, respectively, paid to us in connection with the exercise of stock options.

We expect total cash commitments for the remainder of the fiscal year to be approximately $120,000 to fund our general and administrative expenses and cash commitments on oil and gas properties   The majority of the $100,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $30,000 for legal fees, $30,000 for accounting fees, $20,000 for consulting fees, and the remainder in general working capital.

We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2007.   We expect to have a minimum of further cash commitments of approximately $19,500 for our share of the Patch Oilsands Limited Partnersip (“POLP”) during the year ending December 31, 2007.  Currently, we are only aware of a $19,500 cash call in regards to the POLP for the year ending December 31, 2007, however the project may call for additional sizable cash calls.  The timing and amount of the cash calls is at the sole discretion of the general partner, Great Northern Oilsands Inc., and we can not determine the dollar amount of potential future cash calls.    We plan to pay our expenses with the following: (a) the limited cash reserves that we currently have, (b) the revenue we earn from our producing properties; (c) from the sale of our existing non-oil sands properties; and (d)  from private placements of our common stock, however such funds may, and likely will, be insufficient to pay all of our expenses.

During the remainder of the fiscal year ending December 31, 2007, we may have cash commitments in connection with the following projects:

•

We entered into several Alberta Oil Sands Projects through the Patch Oilsands Limited Partnership, of which we have a 5% working interest.  We know of cash commitments of approximately $19,500 on our share of the Patch Oilsands Limited Partnership during the year ended December 31, 2007, which we expect to pay with cash we currently have in the bank.  These projects may call for additional sizable cash calls.  The timing and amount of any additional cash calls are at the sole discretion of the general partner and we can not determine the dollar amount of potential future cash calls.

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

Additionally, during the remainder of the fiscal year ending December 31, 2007, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

At five separate Alberta Crown land sales in January, February, March and June 2007, we acquired ten leases from the Alberta Crown.  We acquired a 50% interest in seven of the leases, a 100% interest in one lease and 5% in two of the leases.  We do not expect to have any cash commitments on these leases during the year ending December 31, 2007.

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

As of June 30, 2007, we do not have sufficient resources to fully fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

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

Results of Operations.

Our Statement of Operations for the three and six months ended June 30, 2007 indicated a net loss of $129,269 (nil per common share) and $296,840 (nil per common share), respectively, compared to a net loss of $579,730 (nil per common share) and $1,526,689 (nil per common share), for the three and six months ended June 30, 2006.  We have realized $1,516 and $4,761 in revenue from operations for the three and six months ended June 30, 2007, compared to $4,086 and $9,820 for the three and six months ended June 30, 2006.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Martex Prospect and the Kerrobert Prospect during the 2007 fiscal year, however we may sell these properties in 2007.

For the three and six months ended June 30, 2007, we had total expenses from operations of $130,113 and $300,547, compared to $581,695 and $1,534,224 for the three and six months ended June 30, 2006.  The decrease of total expenses of $451,582 and $1,233,677, respectively, from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007, resulted primarily from a decrease in consulting of $333,880 and $1,169,505.  The consulting expenses for the three and six months ended June 30, 2007 and 2006 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

General and administrative expenses for the three and six months ended June 30, 2007 were $15,099 and $59,599, compared to $124,977 and $119,400, for the three and six months ended June 30, 2006.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of June 30, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.   There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

The were no unregistered sales during the period April 1, 2007 until June 30, 2007.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

In June 2007, we acquired interests in two leases in the Alberta Oil Sands in Alberta, Canada.  One lease is 2,560 hectares, and the other lease is 3,072 hectares.

In July 2007, we acquired interests in a lease in the Alberta Oil Sands in Alberta, Canada.  The lease gives us the rights to a certain 1,024 hectare Oil Sands Lease Parcel for a bid of $1,878.

We acquired the leases from the Alberta Crown, which is the Alberta provincial government, at one Alberta Crown land sales.  The leases give us the right to “drill for, win, work, recover and remove” oil sands that are owned by the Crown

At the land sales, a private company made bids for leases on our behalf.  We acquired a 5% interest in these leases.  The other 95% interest in these leases is held by Habanero Resources Inc. (“Habanero”), a related party.  Habanero is a related party as Negar Towfigh, our CFO and Secretary, is a director of Habanero.   In connection with each of the leases we acquired, we paid 5% of the following costs: (a) total bid price per hectare; (b) $3.50 Canadian Dollars per hectare for the annual rental payable to the Alberta Crown; and (c) $625 Canadian Dollars per lease parcel.  Each lease lasts for fifteen years and an annual rental of $3.50 Canadian Dollars per hectare is payable to the Alberta Crown on the anniversary date of each lease.  In total, we spent approximately $6,661 for our interests in the two leases acquired in June 2007 and $1,878 for the lease acquired in July 2007.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10. 1

Agency and Trust Agreement with Cavaliar Land Ltd. dated June 28, 2007

10.2

Agency and Trust Agreement with Cavaliar Land Ltd. dated June 28, 2007

10. 3

Agency and Trust Agreement with Cavaliar Land Ltd. dated July 12, 2007

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

Date:   August 20, 2007

/s/ Negar Towfigh

By:  Negar Towfigh

Chief Financial Officer

Principal Financial Officer

Date:   August 20, 2007