Form 10QSB
period 2007-11-16
MICRON ENVIRO SYSTEMS INC
filed 2007-11-16
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:  000-30258

MICRON ENVIRO SYSTEMS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

            98-0202944

(State or other jurisdiction of

(IRS Employer

incorporation)

 Identification No.)

626 RexCorp Plaza

Uniondale, NY, 11556

(Address of principal executive offices)

516-522-2823

(Issuer’s telephone number)

789 West Pender Street, Suite 1205

Vancouver, BC  V6C 1H2  Canada

(Former Address, changed since last report)

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

There were 412,845,498 common shares outstanding of as of November 8, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Balance Sheet

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(unaudited)

CURRENT ASSETS

Cash	$7,923	$85,796
Accounts receivable	605	1,696
Prepaid expenses	2,433	2,575

Total Current Assets	10,961	90,067

PROPERTY & EQUIPMENT, NET	378	3,364

OTHER ASSETS

Investment in joint venture	139,809	139,809
Oil & gas properties	118,259	-

Total Other Assets	258,068	139,809

TOTAL ASSETS	$269,407	$233,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$192,233	$26,119
Related party payables	236,901	291,712

Total Current Liabilities	429,134	317,831

STOCKHOLDERS' (DEFICIT)

Common stock; 600,000,000 shares authorized,
at $0.001 par value, 412,845,498 and 399,845,498
shares issued and outstanding, respectively	412,845	399,845
Additional paid-in capital	7,937,041	7,526,105
Stock subscriptions receivable	(2,835)	(125,500)
Accumulated deficit	(8,506,778)	(7,885,041)

Total Stockholders' (Deficit)	(159,727)	(84,591)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$269,407	$233,240

See accompanying condensed notes to the interim financial statements

Income Statement

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES - Oil and gas	$1,932	$4,257	$6,017	$14,077

COST OF SALES	1,150	1,171	3,270	3,455

GROSS PROFIT	782	3,086	2,747	10,622

EXPENSES

Consulting	7,125	69,675	426,046	1,420,715
Management consulting	-	15,000	-	45,000
Exploration expense	-	12,320	21,849	46,447
Options expense	-	128,963	-	128,963
Legal and accounting	18,271	11,153	62,276	43,924
General and administrative	11,185	9,249	114,313	95,535

Total Expenses	36,581	246,360	624,484	1,780,584

OPERATING LOSS	(35,799)	(243,274)	(621,737)	(1,769,962)

NET LOSS	$(35,799)	$(243,274)	$(621,737)	$(1,769,962)

BASIC AND DILUTED
LOSS PER SHARE $	nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	412,845,498	388,549,081	411,401,054	370,293,553

The accompanying condensed notes are an integral part of these interim financial statements.
3

Cash Flows

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(621,737)	$(1,769,962)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	2,986	3,550
Stock and stock options granted for consulting fees	227,636	951,544
Modification of stock options granted	-	128,963
Changes in operating assets and liabilities
Decrease (Increase) in revenue receivable	1,092	(1,824)
Decrease (Increase) in prepaid expenses	142
Increase (decrease) in accounts payable	166,114	(375,257)
Increase (decrease) in related party payables	(54,811)	55,314

Net Cash Used by Operating Activities	(278,578)	(1,007,672)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in joint venture	-	(111,382)
Purchase of working interest in oil and gas property	(118,259)	-

Net Cash Used by Investing Activities	(118,259)	(111,382)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from subscription receivable	122,664	-
Sale of common stock and stock options for cash	196,300	1,153,250

Net Cash Provided by
Financing Activities	318,964	1,153,250

NET DECREASE IN CASH	(77,873)	34,196

CASH AT BEGINNING OF PERIOD	85,796	17,436

CASH AT END OF PERIOD	$7,923	$51,632

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Stock and stock options granted for consulting fees	$227,636	$951,544
Stock options renegotiated		128,963

The accompanying condensed notes are an integral part of these interim financial statements.
4

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2006 Annual Report on Form 10-KSB. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results of operations expected at the year ending December 31, 2007.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2007, the Company has an accumulated deficit of $8,506,778 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of September 30, 2007, the Company had stock options outstanding, equivalent to 9,000,000 common stock shares.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and December 31, 2006.

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2007

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

In March 2007, the Company was successful in acquiring the rights to a certain 1,024 hectare Oil Sands Lease Parcel for a bid of $18,566.  The Company has a 100% interest in this lease.

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

Impaired or Abandoned Properties

United States

Stephens County, Texas - In February of 2002, the Company bought a 5% working interest and a 2.5% net revenue interest in an oil and gas project in Stephens County, Texas. In November 2002, the Company signed an agreement with Krause Chemical, Ltd. to increase the Company’s net revenue interest in the Z2 well located on the aforementioned property to 3.9% for consideration of $10,000 cash, which was paid in full in the fourth quarter of 2003. In July 2003, the Company non-consented on the rework of the oil portion of the Z2 well and 400% of the Company’s portion of costs must be recovered before Micron begins receiving additional revenues. In February 2004, the Company also non-consented on the C-1 well which was abandoned by the operator in April 2004.  During the current period the Company received an offer to sell its interest in this project and the sale was expected to be completed during the fourth quarter of 2006.  The sale is on hold subject to ratification of other working interest owners.

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2007

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

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

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or were due on this property during the year ended December 31, 2006 or during the nine months ended September 30, 2007.

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

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2007

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES (Continued)

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

NOTE 3 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  As of September 30, 2007 the Company has paid $139,809 in anticipation of projects related to the POP.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In April 2007, monthly rent was increased from $840 CDN (approximately $720 USD) to $1,593 CDN (approximately$1,516 USD) with the signing of a new agreement.  Rent expense for the nine months ended September 30, 2007 and 2006 was $11,746 CDN and $6,942 CDN ( $10,927 USD and $5,785 USD) respectively.

During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company had $236,901 and $291,712, respectively, in related party payables incurred for services rendered to the Company.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

September 30, 2007

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2007, the Company issued 13,000,000 shares of common stock upon exercise of stock options, for $193,465 in cash and $2,834 in subscriptions receivable. The company also collected $122,665 in prior subscriptions receivable.

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

For the nine months ended September 30, 2007, 10,000,000 stock options were granted to consultants for services rendered and/or to be rendered valued at $227,636, and 13,000,000 stock options were exercised and 10,000,000 options expired.

For the year ended December 31, 2006, 93,000,000 stock options were granted to consultants and directors for services rendered.  In addition, 90,950,000 options were exercised and no options expired.

The following is a summary of stock options:

Weighted Average

       Shares            Exercise Price

Outstanding, January 1, 2006

      22,000,000                       $     0.01

  Granted

      93,000,000                       $     0.02

  Exercised

    (90,950,000)                       $     0.01

  Expired

      -                            $     0.01

Outstanding and exercisable at

  December 31, 2006

      22,000,000                       $     0.01

  Granted

      10,000,000                       $     0.06

  Exercised

   (13,000,000)                        $     0.02

  Expired

   (10,000,000)                        $     0.05

Outstanding and exercisable at

September 30, 2007

      9,000,000                         $     0.02  .

Weighted average fair value of options granted during the period ended September 30, 2007			$0.02
Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	-		600,000
2004 Nonqualified Stock Option Plan C	-		8,100,000
2006 Nonqualified Stock Option Plan	-	$0.0067	-
2006 Nonqualified Stock Option Plan B	500,000	$0.0151	-
2006 Nonqualified Stock Option Plan C	8,500,000	$0.0151	4,340,000
Total	9,000,000		13,040,000

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

Capital Commitments

At September 30, 2007 the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

NOTE 8 - SUBSEQUENT EVENTS

The company granted 65,000,000 options on November 2, 2007, each with an exercise price of $0.016 per share expiring November 1, 2008.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2007, we had current assets of $10,961 and current liabilities of $422,926 as compared to current assets of $90,067 and current liabilities of $317,831 as of December 31, 2006.  As such, as of September 30, 2007, we had working capital deficit of $411,965 as compared to a working capital deficit of $227,764 as of December 31, 2006.  Current liabilities at September 30, 2007, consisted entirely of accounts payable and related party payables.  At December 31, 2006 the majority of the current liabilities were related party payables, however $60,000 was miss-classified as related party payables instead of account payable at the year end.  Our total assets increased from $233,240 at December 31, 2006 to $269,407 at September 30, 2007, mainly due to an increase in to our oil and gas properties of $118,259, which related to our acquisition of interests in eleven leases in the Alberta Oil Sands in Alberta, Canada. Our current liabilities increased from $317,831 at December 31, 2006 to $422,926 at September 30, 2007, due to an increase in accounts payable.

During the nine months ended September 30, 2007, our operating activities used cash of $278,578, the majority of which consisted of our net loss of $615,529 and a decrease in related party payables of $54,811, partially offset by stock and stock options granted for consulting fees of $227,636 and an increase in accounts payable of $159,906, as well as other items.  During the nine months ended September 30, 2006, our operating activities used cash of $1,007,672, the majority of which consisted of our net loss of $1,769,962 and a decrease in accounts payable of $375,257, as well as another item, partially offset by stock and stock options granted for consulting fees of $951,544, as well as other items.

During the nine months ended September 30, 2007, our investing activities used cash of $118,259, as opposed to $111,382 in the nine months ended September 30, 2006.  The use of cash in the nine months ended September 30, 2007, was only attributable to investments in working interests in oil and gas properties, while the use of cash in the nine months ended September 30, 2006, was only attributable to an investment in a joint venture.

During the nine months ended September 30, 2007, our financing activities provided us $318,965, which consisted of $122,664 in proceeds from subscriptions receivable and $196,300 in connection with the exercise of stock options.  During the nine months ended September 30, 2006, our financing activities provided us $1,153,250, which was paid to us in connection with the exercise of stock options.

We expect total cash commitments for the remainder of the fiscal year to be approximately $55,000 to fund our general and administrative expenses and cash commitments on oil and gas properties   The majority of the $55,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $5,000 for legal fees, $20,000 for accounting fees, $5,000 for consulting fees, and the remainder in general working capital.

We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2007.   We expect to have a minimum of further cash commitments of approximately $19,500 for our share of the Patch Oilsands Limited Partnership (“POLP”) during the year ending December 31, 2007.  Currently, we are only aware of a $19,500 cash call in regards to the POLP for the year ending December 31, 2007, however the project may call for additional sizable cash calls.  The timing and amount of the cash calls is at the sole discretion of the general partner, Great Northern Oilsands Inc., and we can not determine the dollar amount of potential future cash calls.    We plan to pay our expenses with the following: (a) the limited cash reserves that we currently have, (b) the revenue we earn from our producing properties; (c) from the sale of our existing non-oil sands properties; and (d)  from private placements of our common stock, however such funds may, and likely will, be insufficient to pay all of our expenses.

During the remainder of the fiscal year ending December 31, 2007, we may have cash commitments in connection with the following projects:

•

We entered into several Alberta Oil Sands Projects through the Patch Oilsands Limited Partnership, of which we have a 5% working interest.  We may possibly have cash commitments of approximately $19,500 on our share of the Patch Oilsands Limited Partnership during the year ended December 31, 2007, however as of the date of this Quarterly Report we have not received any cash calls from the general partner. We do not currently have sufficient funds to pay this possible cash call.  These projects may call for additional sizable cash calls.  The timing and amount of any additional cash calls are at the sole discretion of the general partner and we can not determine the dollar amount of potential future cash calls.

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

Additionally, during the remainder of the fiscal year ending December 31, 2007, we may have cash commitments in connection with the following projects, though we do not currently expect to have commitments on these projects at this time:

•

At six separate Alberta Crown land sales in January, February, March, June and July 2007, we acquired eleven leases from the Alberta Crown.  We acquired a 50% interest in seven of the leases, a 100% interest in one lease and 5% in three of the leases.  We do not expect to have any cash commitments on these leases during the year ending December 31, 2007.

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

As of September 30, 2007, we do not have sufficient resources to fully fund such cash commitments.  We plan to pay our expenses with the limited cash reserves that we currently have combined with the revenue we earn from our producing properties; however, such funds may, and likely will, be insufficient to pay all of our expenses.

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

Results of Operations.

Our Statement of Operations for the three and nine months ended September 30, 2007 indicated a net loss of $35,799 (nil per common share) and $621,737 (nil per common share), respectively, compared to a net loss of $243,274 (nil per common share) and $1,769,962 (nil per common share), for the three and nine months ended September 30, 2006.  We have realized $1,932 and $6,017 in revenue from operations for the three and nine months ended September 30, 2007, compared to $4,257 and $14,077 for the three and nine months ended September30, 2006.   We have not realized significant revenue from operations.  We do expect to generate revenue from the Martex Prospect and the Kerrobert Prospect during the 2007 fiscal year, however we may sell these properties in 2007.

For the three and nine months ended September 30, 2007, we had total expenses from operations of $36,581 and $624,484, compared to $246,360 and $1,780,584 for the three and nine months ended September 30, 2006.  The decrease of total expenses of $209,779 and $1,156,100, respectively, from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007, resulted primarily from a decrease in consulting of $62,550 and $994,669, and a decrease in options expense of $128,963 in both periods.  The consulting expenses for the three and nine months ended September 30, 2007 and 2006 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks.  A large amount of these consulting fees were not paid in cash but were instead paid in stock options for both periods.

General and administrative expenses for the three and nine months ended September 30, 2007, were $11,185 and $114,313, compared to $9,249 and $95,535, for the three and nine months ended September 30, 2006.

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

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of September 30, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.   There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

The were no unregistered sales during the period July 1, 2007 until September 30, 2007.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

In July 2007, we acquired a 5% interest in a lease in the Alberta Oil Sands in Alberta, Canada.  The lease gives us an interest in a certain 1,024 hectare Oil Sands Lease Parcel.

We acquired the interest in the lease from the Alberta Crown, which is the Alberta provincial government, at one Alberta Crown land sales.  The leases give us the right to “drill for, win, work, recover and remove” oil sands that are owned by the Crown

At the land sale, a private company made bids for the lease on our behalf.  We acquired a 5% interest in the lease.  The other 95% interest in the lease was acquired by Habanero Resources Inc. (“Habanero”), which was a related party at the time we acquired the interest in the lease.  Habanero was a related party as Negar Towfigh, who was our CFO and Secretary, is a director of Habanero.   In connection with the lease we acquired, we paid 5% of the following costs: (a) total bid price per hectare; (b) $3.50 Canadian Dollars per hectare for the annual rental payable to the Alberta Crown; and (c) $625 Canadian Dollars per lease parcel.  Each lease lasts for fifteen years and an annual rental of $3.50 Canadian Dollars per hectare is payable to the Alberta Crown on the anniversary date of each lease.  In total, we spent approximately $1,878 for our 5% interest in the lease acquired in July 2007.

On November 2, 2007, Bernard McDougall resigned as one of our directors and as our president. Also, on November 2, 2007, Negar Towfigh resigned as our chief financial officer and secretary.  Mr. McDougall and Miss. Towfigh will remain on with us as consultants.

On November 2, 2007, Bradley Rudman was appointed to our board of directors, and became our president, chief financial officer and secretary.

In November 2007, our principal office moved from Vancouver, British Columbia to Uniondale, New York, because of changes in our management personnel.  Our new president, Bradley Rudman, resides in New York.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

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

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bradley Rudaman

By:  Bradley Rudman

Chief Executive Officer, President, Chief Financial Officer, Director

Duly Authorized Officer

Date:   November 15, 2007