Form 10-K
MICRON ENVIRO SYSTEMS INC
filed 2008-04-15
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-30258

Micron Enviro Systems, Inc.

(Exact name of registrant as specified in its charter)

  Nevada                                                               98-0202944

  (State or other jurisdiction of                           (I.R.S. Employer Identification No.)

incorporation or organization)

626 RexCorp Plaza

Uniondale, NY                USA                            11556

(Address of principal executive offices)            (Zip Code)

(516) 522-2823

(Registrant's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act:

Title of Each Class: Name of Each Exchange on which Registered:

None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No X

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: Smaller Reporting Company X.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     NoX

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (412,495,498 shares) was approximately $5,774,937 based on the average closing bid and asked prices ($0.014) for the common stock on March 25, 2008.

At March 25, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value was 412,845,498 shares.

PART I

Item 1. Description of Business.

Our Development. We were originally incorporated in Nevada on January 23, 1998 as “Strathcona Capital Corp.”  On January 22, 1999, we changed our name to “Micron Enviro Systems, Inc.”

Our executive offices are located at 626 RexCorp Plaza, Uniondale, New York, USA, 11556.  Our telephone number is (516) 522-2823.

Please note that on June 26, 2006, our common stock forward split on a one for three basis.  All references to common stock in this Report reflect this transaction.

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

Patch Oilsands Limited Partnership (Alberta Oil Sands of Alberta, Canada)

In February 2006, we entered into Letter of Intent to acquire a limited partnership interest in the Patch Oilsands Limited Partnership (“POLP” or “Partnership”), and on May 31, 2006, we finalized our acquisition of 104,071 limited partnership units in the POLP, by executing the formal documentation (whereby we acquired units in the POLP) and by paying cash of $139,809.  The POLP was formed with the goal of acquiring working interests and/or leases in Alberta Oil Sands properties with the goal of developing or selling the assets. Our 104,071 limited partnership units in the POLP are equal to a 4.1667% net interest and a 5% working interest in the POLP’s properties.

In order for us to maintain our 4.1667% net interest in the POLP, we must pay 5% of the ongoing costs that the POLP pays in cash and we must pay 4.1667% of the ongoing costs that Patch Energy Inc. (“Patch”), a public company, who was the general partner of the POLP when the POLP was formed, pays their share by way of common shares of their stock. The general partner at that time paid with common shares of their stock and we paid in cash 4.1667% of the value of the general partners’ share issuance.  We do not expect to be involved in any future acquisitions made within the POLP as we have been verbally informed by the general partner that they intend to dissolve the POLP.  It is up to the general partner to become involved with future acquisitions and they have informed us that they do not intend to do so.  If and when the POLP dissolves, we will retain all of our interests in the various POLP properties, however we will hold our interest directly instead of through the POLP.

Habanero Resources Inc. (“Habanero”) is also a minority limited partner in the POLP, owning units equal to a 20.833% net interest in the POLP’s properties.  We were a related party to Habanero when the POLP was formed, in that our CFO and Secretary at that time, Negar Towfigh, was also a director of Habanero.  Patch was the general partner when the POLP was originally formed as they owned units equal to a 75% net interest in the POLP’s properties.  One of our consultants at the time we entered into the POLP, David Stadnyk, was the president of Patch when we entered into the agreement but he resigned as president on April 7, 2006 and is no longer one of our consultants.

In March 2007, Patch sold its interest in the POLP to Great Northern Oilsands Inc. (“Great Northern”), who is now the general partner of the POLP through its ownership of Patch Oilsands Limited Partnership, but Patch retained its 75% net interest in the Muskwa Leases (defined below).   The Muskwa Leases are no longer part of the POLP, however we have retained out interest in the Muskwa Leases and we now hold our interest in these leases directly.

In February 2006, the POLP entered into a farmout and participation agreement with Bounty Development Ltd. (“Bounty”), and thereby acquired an 80% working interest in a 120 hectacre block of land located in the Athabasca Oil Sands region of Alberta, Canada.  This land comprises of half the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256  (the “Leismer Oil Sands Prospect”).  The POLP also acquired an option to acquire up to an 80% interest in an adjacent block of which is the other half of the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256 which was already acquired (“Option Land”).  The POLP paid $2,600,000 CDN in cash and provided 175,000 common shares of Patch, for the Leismer Oil Sands Prospect and the Option Land.  In order to exercise the option on the Option Land, the POLP had to pay $1,300,000 CDN in cash and provide 100,000 common shares of Patch by April 1, 2007.  By amending agreement dated October 16, 2006, the POLP was given an extension until April 21, 2008 to exercise its option on the Option Land.  We do not expect this option to be exercised.

Bounty is the operator on the Leismer Oil Sands Prospect.  During the year ended December 31, 2006, the POLP paid CDN$512,575 to Bounty for drilling and seismic work on the Leismer Oil Sands Prospect.  Our share of this was 5%, or approximately CDN$25,629, which we paid during the year ended December 31, 2006.  There were no cash calls or payments made on the Leismer Oil Sands Prospect during the year ended December 31, 2007.

The Leismer test well 6-19-77-9W4 was drilled in January 2007.  It was drilled to approximately 1,230 feet in depth and targeted the McMurray formation.  The seismic was completed and analyzed.  .  Based on this data, the thickness of the McMurray Oil Sands Formation could be 22 metres (72 feet)

It is at the general partners discretion as to if and when Bounty will perform additional work on the Leismer Oil Sands Prospect and we currently do not have any outstanding cash calls on this prospect.

Pursuant to a Purchase Agreement dated April 13, 2006, the POLP also acquired three oil sands leases in the Muskwa area (“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government, for a total of $473,856 CAD.  In total, the Muskwa Leases comprise 1,024 hectares.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. Prior to a project’s “payout” (The point at which the developer has recovered all allowed costs plus a return allowance), the applicable royalty is 1% of the project's gross revenue. Following a project's payout, the applicable royalty rate is the greater of 25% of project net revenue, or 1% of gross revenue.  We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.  We have not yet received a cash call for our portion of the April 2007 or April 2008 annual rental payments to the Alberta Crown but have been informed by Patch that the payments have been made.  In March 2007, when Patch sold its interest in the POLP, it retained its interest in the Muskwa Leases.

The locations of the Muskwa Leases are as follows:

Leismer lease Section 5, Township 78, Range 8W4-1-256;

Leismer lease Section 11, Township 78, Range 9W4-1-256; and

Muskwa  Sections 12 & 13, Township 86, Range 25W4-2-512.

As of the date of this Report, no work has been conducted on the Muskwa Leases.  Patch is the operator on the prospect and it is at their sole discretion, to decide when exploration will be conducted on the Muskwa Leases and what any work program will encompass.

Oil Sands Leases ((Alberta Oil Sands of Alberta, Canada)

During the year ended December 31, 2007, we acquired interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  The map below shows the general location of the Alberta Oil Sands.

We acquired the leases from the Alberta Crown, which is the Alberta provincial government, at six separate Alberta Crown land sales in January, February, March, June and July 2007.  The leases give us the right to “drill for, win, work, recover and remove” oil sands that are owned by the Crown.  Mineral rights owned by the Alberta Crown are managed by the Department of Energy on behalf of the citizens of the province of Alberta. Oil sands tenure is the system through which Crown-owned oil sands rights are leased and administered. Alberta’s tenure system generates revenue by granting the right to produce oil sands products. Oil sands royalty is the system through which the Crown—as the owner of the province’s oil sands—receives a share of the economic rent generated from the development of that resource. The Alberta Crown receives a royalty—a share of recovery of oil sands products or equivalent revenue—from its oil sands rights leased to oil and gas companies.

At each of the six land sales, a private company made bids for leases on our behalf.  We acquired a 50% interest in seven of the leases, a 100% interest in one lease and a 5% interest in three of the leases.    The remaining interest in all eleven of the leases is held by Habanero, who a related party at the time of the land sales.  In connection with each of the eleven leases we acquired, we paid our applicable percentage (i.e. 50% of seven leases, 100% of one lease and 5% of three leases) of the following: (a) total bid price per hectare; (b) $3.50 Canadian Dollars per hectare for the annual rental payable to the Alberta Crown; and (c) $625 Canadian Dollars per lease parcel.  Each lease lasts for fifteen years and an annual rental of $3.50 Canadian Dollars per hectare is payable to the Alberta Crown on the anniversary date of each lease.  In total, we spent approximately $118,260 for our interests in these leases.  More detailed information on the leases we acquired is provided below. The following map is a more detailed view of the Alberta oil sands:

At the Alberta Crown land sale held on January 10, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407010591 with a bid of $35,290.52 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,536 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $14,644.76 Canadian Dollars share of the bid price, our $2,688 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $17,645.26 Canadian Dollars.  In January 2008, Habanero made the full annual rental price of  $5,376 on both of our behalf.  Our share was $2,688, which we now owe to Habanero.  A legal description of this lease is given below.

Lease Number	7407010591
Legal Description	4-21-093: 19;30; 31
4-22-093: 24; 25; 36
Gross Hectares	1,536

At the Alberta Crown land sale held on January 24, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407010633 with a bid of $50,000.00 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 1,024 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $22,895.50 Canadian Dollars share of the bid price, our $1,792 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $25,000.00 Canadian Dollars.  In January 2008, Habanero made the full annual rental price of  $3,584 on both of our behalf.  Our share was $1,792, which we now owe to Habanero.  A legal description of this lease is given below.

Lease Number	7407010633
Legal Description	5-18-088: 29-32
Gross Hectares	1,024

At the Alberta Crown land sale held on February 7, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to the five leases described below.

The first such lease, Oil Sands Lease number 7407020015 was acquired with a bid of $99,993.96 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 512 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $48,788.48 Canadian Dollars share of the bid price, our $896 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $49,996.98 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of $1,792 on both of our behalf.  Our share was $896, which we now owe to Habanero.  A legal description of this lease is given below.

Lease Number	7407020015
Legal Description	4-10-089: 25; 26
Gross Hectares	512

The second such lease, Oil Sands Lease number 7407020037 was acquired with a bid of $6,656.36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of  $896 on both of our behalf.  Our share was $448, which we now owe to Habanero.  A legal description of this lease is given below.

Lease Number	7407020037
Legal Description	5-18-088: 25
Gross Hectares	256

The third such lease, Oil Sands Lease number 7407020038 was acquired with a bid of $6,656.36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2,567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of  $896 on both of our behalf.  Our share was $448, which we now owe to Habanero.  A legal description of this lease is given below.

Lease Number	7407020038
Legal Description	5-18-088: 26
Gross Hectares	256

The fourth such lease, Oil Sands Lease number 7407020039 was acquired with a bid of $6,656,36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2,567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of  $896 on both of our behalf.  Our share was $448, which we now owe to Habanero. A legal description of this lease is given below.

Lease Number	7407020039
Legal Description	5-18-088: 27
Gross Hectares	256

The fifth such lease, Oil Sands Lease number 7407020040 was acquired with a bid of $8,973.16 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $3,726.08 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $4,486.58 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of $896 on both of our behalf.  Our share was $448, which we now owe to Habanero.  A legal description of this lease is given below.

Lease Number	7407020040
Legal Description	5-18-088: 28
Gross Hectares	256

At the Alberta Crown land sale held on March 21, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407030900 with a bid of $21,637.48 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,024 hectacres.    We have a 100% interest in this lease.  In connection with this lease, we paid to the Alberta Crown the $17,428.48 Canadian Dollars bid price, $3,584 Canadian Dollars for the annual rental and $625 Canadian Dollars for the one-time fee, for a total of $21,637.48 Canadian Dollars.  As of the Date of this Report, we had paid for the 2008 annual rental of this lease. A legal description of this lease is given below.

Lease Number	7407030900
Legal Description	4-21-093: 25; 26; 35; 36
Gross Hectares	1,024

At the Alberta Crown land sale held on June 27, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to the two leases described below.

The first such lease, Oil Sands Lease number 7407060373 was acquired with a bid of $64,548.20 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 2,560 hectacres.    We have a 5% interest in this lease, with Habanero holding the other 95%.  In connection with this lease, we paid to the Alberta Crown our $2,748.16 Canadian Dollars share of the bid price, our $448.00 Canadian Dollars share of the annual rental and our $31.25 Canadian Dollars share of the one-time fee, for a total of $3,227.41 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407060373
Legal Description	4-15-075: 27-34
4-15-076: 5;6
Gross Hectares	2,560

The second such lease, Oil Sands Lease number 7407060374 was acquired with a bid of $77,363.56 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,536 hectacres.    We have a 5% interest in this lease, with Habanero holding the other 95%.  In connection with this lease, we paid to the Alberta Crown our $3,299.33 Canadian Dollars share of the bid price, our $537.60 Canadian Dollars share of the annual rental and our $31.25 Canadian Dollars share of the one-time fee, for a total of $3,868.18 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407060374
Legal Description	4-17-078 13-15;
22-27;34-36
Gross Hectares	3,072

At the Alberta Crown land sale held on July 11, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407070281 with a bid of $40,000.00 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,024 hectacres.    We have a 5% interest in this lease, with Habanero holding the other 95%.  In connection with this lease, we paid to the Alberta Crown our $1,789.55 Canadian Dollars share of the bid price, our $179.20 Canadian Dollars share of the annual rental and our $31.25 Canadian Dollars share of the one-time fee, for a total of $2,000 Canadian Dollars.  A legal description of this lease is given below.

Lease Number	7407070281
Legal Description	4-10-089: 13;14;23;24
Gross Hectares	1,024

As of the date of this Report, we have not begun work or hired an operator in connection with any of the eight leases described above.

Total Oil & Gas Properties

The total amount of oil and gas we produced from all our interests was 126.48 barrels of oil and 371.23 Mcf of gas in the year ended December 31, 2007.  The total amount of oil and gas we produced from all out interests was 227 barrels of oil and 642 Mcf of gas in the year ended December 31, 2006.

The average price of oil that we received for our interests were $74.90 per barrel and $59.12 per barrel, in the years ended December 31, 2007, and 2006, respectively.   The average price of gas that we received for our interests were $7.66/Mcf and $5.96/Mcf, in the years ended December 31, 2007, and 2006, respectively.

We had an interest in a total of 13 and 19 gross wells as of December 31, 2007 and 2006.   The net well calculation consists of the total number of wells that we had drilled which we had an interest in multiplied by our working interest in each well.  We had a total of 0.355 and 0.495 net wells as of December 31, 2007 and 2006.

We did not have any net acres of developed land under lease for use in oil and gas operations as of December 31, 2007 due to the disposal of our developed land to Giddy Up Capital, LLC described below during 2007.  The net acres of developed land under lease for use in oil and gas operations that we had as of December 31, 2006 was 1,595.3 acres.  The net acres of undeveloped land under lease for use in oil and gas operations that we had as of December 31, 2007 was 8,532.12 acres.  The net acres of undeveloped land under lease for use in oil and gas operations that we had as of December 31, 2006 was 3,002.8 acres.

On November 27, 2007, we sold our interests in all of our non-oil sands prospects to Giddy Up Capital, LLC. (“Giddy Up”) for $250,000.  A copy of this agreement attached to this Annual Report as Exhibit 10.1.  Specifically we sold our interests in the Green Ranch Prospect, the Kerrobert Prospect and the Martex Prospect that are described below under Prior and Discontinued Businesses.  Giddy Up is a related party in that its managing partner, Bradley Rudman, is also our president, CFO and one of our directors. As payment, Giddy Up signed a promissory note for $250,000 payable to us, with interest accruing at 5% per annum on the unpaid balance.  The note has no fixed repayment terms.  The properties are still held in our name and will not be transferred into Giddy Up’s name until the promissory note has been paid in full.   Any moneys generated in revenue from these projects will paid directly to us and deducted first from the interest due to us from the promissory note and then applied to the principle balance of the note, until the promissory note is paid in full.  Once the entire promissory note, including interest, has been paid then all revenues from these prospects will be paid directly to Giddy Up.  We sold these properties in order to focus on our oils sands properties and leases.

Subsequent Events.  – None

Cancelled Consulting Agreement. - None

Current Consulting Agreements. In January 2007, we entered into a one year investor relations agreement with Jason Gigliotti, one of our existing consultants, for 400,000 shares of restricted common stock.  As of the date of this Report, the shares had not yet been issued.  The services Mr. Gigliotti provided to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us services relating to investing in oil and gas properties and communicating with our various operators.

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

Subsequent Consulting Agreements.  None

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

Customers.  The operators of the Kerrobert Prospect and the Martex Prospect handled selling the oil and gas production from these prospects to their customers while we owned an interest in these properties.  They in turn provided us with our share of the revenue.

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

In February 2006, we entered into a participation agreement with Premium Petroleum Inc., whereby we received a 5% working interest before and a 3% working interest after payout in the Boyne Lake Project, located in Boyne Lake, Alberta, Canada. During the year ended December 31, 2006, we paid $38,940 for our share of the costs of the test well.  The well was successfully drilled and cased and has been declared on “Tight-Hole Status.”  We were informed by the operator that the well commenced production during the year ended December 31, 2006, and was producing approximately 150,000 cf/day of gas from the Viking zone, however we have not received any revenue reports and we do not expect to receive any material revenue from this well.    In May 2006, we entered into a second acquisition agreement with Premium Petroleum Inc. to acquire drilling and production rights to other depths on the Boyne Lake Prospect for $7,508.  During the year ended December 31, 2006, we abandoned the Pembina Project.

In February 2002, we acquired a 5% working interest, and a 2.5% net revenue interest in an oil and gas program in Stephens County, Texas referred to as the Green Ranch Prospect.  In consideration, we paid $45,548 for the initial well, $102,483 for the subsequent four wells, as well as for our proportionate share of the balance of the drilling and completion costs.  The first well, the Z1 Well, was drilled and produced gas.  On November 27, 2002, for consideration of $10,000, we increased our net revenue interest in the second well, the Z2 Well, from 2.5% to 3.9%, while our working interest remained at 5%.  The Z2 well produced oil and gas.  Later we did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs were to be recovered before we could collect our 3.9%.  The Z2 Well produced a very small amount of gas, therefore we did not expect to ever be able to back-in for our interest in the well.  In May 2006, we received an offer from the operator of the Green Ranch Prospect to sell the Z1 well for approximately $5,685, which we accepted, however we have not yet received the funds.  Another company which has a 50% interest on the Z1 has not yet signed off on the sale of the Z1 well and the matter is halted pending their decision.  There is no assurance we will ever receive the funds from this sale and we are no longer receiving revenue from the Green Ranch Prospect, therefore during the year ended December 31, 2006, we abandoned the project.   In November 2007, we sold our interest in this prospect to Giddy Up.

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we were able to earn a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the “Kerrobert Project”) for consideration of incurring 5% of the costs associated with the drilling program. This was a related party transaction at the time of the agreement as the president of Patch Energy Inc. at the time, David Stadnyk, was also one of our consultants.  In May 2003, we entered into a participation agreement with Habanero, whereby we assigned Habanero 30% of our net revenue interest in the Kerrobert Project, in exchange for Habanero paying 30% of our exploration and drilling costs.   Habanero was a related party at the time we entered into the agreement as Negar Towfigh, was our corporate secretary, and she is a member of their board of directors.  This resulted in us maintaining a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.    We paid a total of $20,007 on this prospect.  A total of nine wells have been drilled and completed on this property, and we received revenue from these wells during the year ended December 31, 2007.  In November 2007, we sold our interest in this prospect to Giddy Up.

In September 2003, we entered into a participation agreement with The Cumming Company, Inc., whereby we paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”).  We paid $6,945 for our share of costs attributed to these wells.  In February 2004, we entered into an additional participation agreement with The Cumming Company, Inc., whereby we paid $750 for a 1% working interest and 0.8% net revenue interest in five additional wells on the Martex Prospect. We paid a total of $15,968 for our share of costs attributed to these wells.  In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 Well re-entry project.  We paid $2,610 for our share of costs attributed to this well.  Seven wells were drilled by the operator, the Cumming Company, on the Martex Prospect that we were involved in. All seven wells produced gas and one also produced oil, which we received revenue from.   In July 2005, we were informed by Cumming that they were not proceeding to drill two of the wells and were canceling the exchange of two other wells and they us refunded $2,979 and a further $3,370 in June 2006.  In September 2006, one of the wells was sold and we received $742 in proceeds.  In November 2007, we sold our interest in this prospect to Giddy Up.

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

Item 1A.

Not Applicable.

Item 1B.

Not Applicable.

Item 2. Description of Property.

Our Property. During the fiscal year ended December 31, 2007 we held a working interest in the following properties:

Patch Oilsands Limited Partnership (Oilsands of Alberta, Canada)

In February 2006, we entered into Letter of Intent to acquire a limited partnership interest in the Patch Oilsands Limited Partnership (“POLP” or “Partnership”), and on May 31, 2006, we finalized our acquisition of 104,071 limited partnership units in the POLP, by executing the formal documentation (whereby we acquired units in the POLP) and by paying cash of $139,809.  The POLP was formed with the goal of acquiring working interests and/or leases in Alberta Oil Sands properties with the goal of developing or selling the assets. Our 104,071 limited partnership units in the POLP are equal to a 4.1667% net interest and a 5% working interest in the POLP’s properties.

In order for us to maintain our 4.1667% net interest in the POLP, we must pay 5% of the ongoing costs that the POLP pays in cash and we must pay 4.1667% of the ongoing costs that Patch Energy Inc. (“Patch”), a public company, who was the general partner of the POLP when the POLP was formed, pays their share by way of common shares of their stock. The general partner at that time paid with common shares of their stock and we paid in cash 4.1667% of the value of the general partners’ share issuance.  We do not expect to be involved in any future acquisitions made within the POLP as we have been verbally informed by the general partner that they intend to dissolve the POLP.  It is up to the general partner to become involved with future acquisitions and they have informed us that they do not intend to do so.  If and when the POLP dissolves, we will retain all of our interests in the various POLP properties, however we will hold our interest directly instead of through the POLP.

Habanero Resources Inc. (“Habanero”) is also a minority limited partner in the POLP, owning units equal to a 20.833% net interest in the POLP’s properties.  We were a related party to Habanero when the POLP was formed, in that our CFO and Secretary at that time, Negar Towfigh, was also a director of Habanero.  Patch was the general partner when the POLP was originally formed as they owned units equal to a 75% net interest in the POLP’s properties.  One of our consultants at the time we entered into the POLP, David Stadnyk, was the president of Patch when we entered into the agreement but he resigned as president on April 7, 2006 and is no longer one of our consultants.

In March 2007, Patch sold its interest in the POLP to Great Northern Oilsands Inc. (“Great Northern”), who is now the general partner of the POLP through its ownership of Patch Oilsands Limited Partnership, but Patch retained its 75% net interest in the Muskwa Leases (defined below).   The Muskwa Leases are no longer part of the POLP, however we have retained out interest in the Muskwa Leases and we now hold our interest in these leases directly.

In February 2006, the POLP entered into a farmout and participation agreement with Bounty Development Ltd. (“Bounty”), and thereby acquired an 80% working interest in a 120 hectacre block of land located in the Athabasca Oil Sands region of Alberta, Canada.  This land comprises of half the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256  (the “Leismer Oil Sands Prospect”).  The POLP also acquired an option to acquire up to an 80% interest in an adjacent block of which is the other half of the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256 which was already acquired (“Option Land”).  The POLP paid $2,600,000 CDN in cash and provided 175,000 common shares of Patch, for the Leismer Oil Sands Prospect and the Option Land.  In order to exercise the option on the Option Land, the POLP had to pay $1,300,000 CDN in cash and provide 100,000 common shares of Patch by April 1, 2007.  By amending agreement dated October 16, 2006, the POLP was given an extension until April 21, 2008 to exercise its option on the Option Land.  We do not expect this option to be exercised.

Bounty is the operator on the Leismer Oil Sands Prospect.  During the year ended December 31, 2006, the POLP paid CDN$512,575 to Bounty for drilling and seismic work on the Leismer Oil Sands Prospect.  Our share of this was 5%, or approximately CDN$25,629, which we paid during the year ended December 31, 2006.  There were no cash calls or payments made on the Leismer Oil Sands Prospect during the year ended December 31, 2007.

The Leismer test well 6-19-77-9W4 was drilled in January 2007.  It was drilled to approximately 1,230 feet in depth and targeted the McMurray formation.  The seismic was completed and analyzed.  .  Based on this data, the thickness of the McMurray Oil Sands Formation could be 22 metres (72 feet)

It is at the general partners discretion as to if and when Bounty will perform additional work on the Leismer Oil Sands Prospect and we currently do not have any outstanding cash calls on this prospect.

Pursuant to a Purchase Agreement dated April 13, 2006, the POLP also acquired three oil sands leases in the Muskwa area (“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government, for a total of $473,856 CAD.  In total, the Muskwa Leases comprise 1,024 hectares.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. Prior to a project’s “payout” (The point at which the developer has recovered all allowed costs plus a return allowance), the applicable royalty is 1% of the project's gross revenue. Following a project's payout, the applicable royalty rate is the greater of 25% of project net revenue, or 1% of gross revenue.  We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.  We have not yet received a cash call for our portion of the April 2007 or April 2008 annual rental payments to the Alberta Crown but have been informed by Patch that the payments have been made.  In March 2007, when Patch sold its interest in the POLP, it retained its interest in the Muskwa Leases.

The locations of the Muskwa Leases are as follows:

Leismer lease Section 5, Township 78, Range 8W4-1-256;

Leismer lease Section 11, Township 78, Range 9W4-1-256; and

Muskwa  Sections 12 & 13, Township 86, Range 25W4-2-512.

As of the date of this Report, no work has been conducted on the Muskwa Leases.  Patch is the operator on the prospect and it is at their sole discretion, to decide when exploration will be conducted on the Muskwa Leases and what any work program will encompass.

Oil Sands Leases (Alberta Oil Sands of Alberta, Canada)

During the year ended December 31, 2007, we acquired interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  These leases are described above under Description of Business.  To date, no work has been conducted on any of these leases and there is no operator in place.

Kerrobert Project (Saskatchewan, Canada)

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we may earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada for consideration of incurring up to 5% of the costs associated with the drilling program.  This was a related party transaction at the time of the agreement as the president of Patch Energy Inc., David Stadnyk, was also one of our consultants. In May 2003, we entered into a participation agreement with Habanero, whereby we assigned them 30% of our interest in exchange for Habanero paying their share of exploration and drilling costs.  Thus, we currently have a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  Habanero was a related party at the time as Negar Towfigh, was our corporate secretary, as well as a member of their board of directors.

During the year ended December 31, 2003, we participated in drilling and casing nine wells on the Kerrobert Project.  A total of nine wells have been drilled and completed on this property, and we received revenue from these wells during the year ended December 31, 2007.  In November 2007, we sold our interest in this prospect to Giddy Up.

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

In July 2005, we were informed by Cumming that they were not proceeding to drill the Stuart 61 #1 and the Stuart 61 #6 Wells and were canceling the exchange of the Kinder #1 Well and the Boley #3 Well.  Cumming refunded us $2,979 for the Kinder Well and informed us that the Boley #3 Well would be exchanged for the Stuart 61 #11 Well.  The Stuart 61 #11 Well had not yet been drilled at that time.

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

During the year ended December 31, 2006, the Wimberly #3 Well was reworked again and produced gas.  In September 2006, the Wimberly #3 Well was sold and we received $742 in proceeds from this well.  In November 2007, we sold all of our interest in this prospect to Giddy Up.

Office Space

We occupy office space, consisting of 90 square feet, which is part of an executive suite and is provided by our president, Brad Rudman for no cost.

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

Date	High	Low
First Quarter 2008	0.025	0.013
Fourth Quarter 2007	0.031	0.013
Third Quarter 2007	0.042	0.0216
Second Quarter 2007	0.057	0.03
First Quarter 2007	0.076	0.042
Fourth Quarter 2006	0.06	0.02
Third Quarter 2006	0.05	0.01
Second Quarter 2006	0.22	0.05
First Quarter 2006	0.25	0.01

We are also listed on Frankfurt Stock Exchange under the trading symbol “NDDA” with a WKN of A0J3PY.

Holders. The approximate number of holders of record as of December 31, 2007 for our common shares were forty three (43).  There are likely additional holders which hold their shares in street form, however we do not know who they are or how many shareholders hold their stock in street form.

Stock Options. During the year ended December 31, 2007, we granted options as compensation to certain of our directors, executive officers and consultants. The exercise price of the stock options is based on the closing price of our common stock the day previous to the grant.

On February 28, 2007, 5,000,000 stock options with an exercise price of $0.06 were granted to Graeme Sewell, who is one of our consultants.  Mr. Sewell assists the board in advising and providing recommendations regarding our existing oil and gas properties, and corresponding with accountants and legal counsel.  The day before the February options were granted options, our stock closed at $0.06.  All of Mr. Sewell’s stock options expired without being exercised.

Also, on February 28, 2007, 5,000,000 stock options with an exercise price of $0.06 were granted to Jason Gigliotti, who is one of our consultants.  Mr. Gigliotti assists the board in locating and negotiating agreements with regards to oil and gas properties and advising and providing recommendations regarding our existing oil and gas properties.  All of Mr. Gigliotti’s stock options expired without being exercised.

On November 2, 2007, stock options totalling 3,500,000, with an exercise price of $0.016, were granted to Stephen Amdahl, who is one of our directors.  The day before the November options were granted options, our stock closed at $0.0185.

Also, on November 2, 2007, stock options totalling 5,000,000, with an exercise price of $0.016, were granted to Bradley Rudman, who is our president and a director.

On November 2, 2007, 1,000,000 stock options with an exercise price of $0.016 were granted to each of Jim Nelson and Dan Terrett, both of whom are our consultants.  Both Mr. Nelson and Mr. Terrett, provide data base management, assistance with our website and project valuation and identification.

Also on November 2, 2007, 500,000 stock options an exercise price of $0.016 were granted to Charles Golding, who is one of our consultants.  Mr. Golding bookkeeping and accounting services.

On November 2, 2007, 10,000,000 stock options with an exercise price of $0.016 were granted to each of  Graeme Sewell and Negar Towfigh, both of whom are consultants to us.   Miss. Towfigh assists the board in preparation of filings with the SEC, stock issuances, and corresponding with accountants, transfer agents and legal counsel.

On November 2, 2007, 14,000,000 stock options with an exercise price of $0.016 were granted to Jason Gigliotti.

Jason Shull, who is one of our consultants, was granted 15,000,000 stock options with an exercise price of $0.016 on November 2, 2007.  Mr. Shull assists our board in sourcing projects, negotiating agreements with regards to oil and gas properties, developing new contacts and corporate development.

During the year ended December 31, 2007, 13,000,000 stock options were exercised, resulting in the issuance of 13,000,000 shares of common for $193,465 in cash and $2,834 in subscriptions receivable, which were received in full subsequent to the year end.  The subscriptions receivable were the payment of the exercise price of stock options by one of our consultants.  As of December 31, 2007, there were 71,000,000 stock options unexercised and outstanding.

In February 2006, the 2006 Stock Option Plan C was implemented.  A copy of the 2006 Stock Option Plan C was previously filed as an exhibit to our Registration Statement on Form S-8 on May 4, 2006.   Up to 30,000,000 shares of our common stock may be issued under each plan.   In November 2007, the 2007 Stock Option Plan was implemented.  A copy of the 2007 Stock Option is attached as an exhibit to this Annual Report.   Up to 60,000,000 shares of our common stock may be issued under each plan.

Dividends. There have been no cash or stock dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities.  During the period October 1, 2007 to December 31, 2007, we did not sell any securities that were not registered under the Securities Act, except for the following issuances of stock options:

We also granted 65,000,000 stock options under the 2006 Stock Option Plan C and the 2007 Stock Option Plan, as specified under the “Stock Option” section of this Annual Report.

Each of the individuals that were granted options are a non-US person and were issued these options in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933, with the exception of  Stephen Amdahl and Bradley Rudman.  Both Mr. Amdahl and Mr. Rudman are US persons and were issued these options in an unregistered transaction pursuant to Section 4(2) of the Securities Act of 1933.

Stock Repurchases. During the period October 1, 2007 to December 31, 2007, we did not make any repurchases of our common stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources.

As of December 31, 2007, we had current assets of $11,355 and current liabilities of $499,966 as compared to current assets of $90,067 and current liabilities of $317,831 as of December 31, 2006.  As such, as of December 31, 2007, we had a working capital deficit of $488,611 as compared to a working capital deficit of $227,764 as of December 31, 2006.  The increase in the working capital deficit between the two periods is primarily due to a decrease in cash of $77,920 and an increase in accounts payable of $206,927.  Our total assets increased from $233,240 at December 31, 2006 to $269,741 at December 31, 2007, mainly due to our acquisition of oil sands leases of $118,259.  Our total liabilities increased from $317,831 at December 31, 2006 to $499,966 at December 31, 2007, mainly due to an increase in accounts payable.  Our current liabilities for the year ended December 31, 2007, consisted mainly of related party payables of $249,755 and accounts payable of $233,046.  We intend on settling the majority of the related party payables in a shares for debt transaction and we initiated discussion with some of the related parties but no terms have been finalized.  We also intend on raising funds by conducting a private placement which would be partially utilized to pay our current liabilities.

During the year ended December 31, 2007, our operating activities used cash of $298,625, the majority of which consisted of our net loss of $1,493,032, partially offset by stock and stock options granted for consulting fees of $1,025,598 and decrease in accounts payable of $206,927, as well as other items.  During the year ended December 31, 2006, our operating activities used cash of $1,027,581, the majority of which consisted of our net loss of $1,880,811, partially offset by stock and stock options granted for consulting fees of $951,544, as well as other items.

During the year ended December 31, 2007, our investing activities used cash of $118,259, which was due entirely to our purchase of working interest in oil and gas properties.  During the year ended December 31, 2006, our investing activities used cash of $139,809, which was entirely due to our investment in the POLP.

During the year ended December 31, 2007, our financing activities provided us $338,965, which mainly consisted of $196,300 paid to us in connection with the exercise of stock options and $125,500 from payment on subscriptions receivable.  During the year ended December 31, 2006, our financing activities provided us $1,235,750, the entirety of which consisted of cash paid to us in connection with the exercise of stock options.

We expect total cash commitments for the year ended December 31, 2008 to be approximately $315,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  Currently, we are aware of $1,165 due to the Alberta Crown for our portion of the annual payment on three of our oil sands for the year ending December 31, 2008.   The majority of the $315,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $70,000 for legal fees, $55,000 for accounting fees, $100,000 for consulting fees, $60,000 for management fees and the remainder in general working capital.

 We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2008.    We plan to pay our expenses with the limited cash reserves that we currently have and from private placements of our common stock, however such funds may, and likely will, be insufficient to pay all of our expenses.

Additionally, during the year ending December 31, 2008, we may have cash commitments in connection with the POLP, though we do not currently expect to have commitments on the POLP at this time.  We entered into several Alberta Oil Sands Projects through the Patch Oilsands Limited Partnership, of which we have a 5% working interest.  We currently do not have cash commitments for the year ending December 31, 2008.  These projects may call for additional sizable cash calls.  The timing and amount of the cash calls are at the sole discretion of the general partner and we can not determine the dollar amount of potential future cash calls.

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

Results of Operations.

Our Statement of Operations for the year ended December 31, 2007 indicated a net loss of $1,493,032 ($0.00 per common share), compared to a net loss of $1,880,811 for the fiscal year ended December 31, 2006 ($0.01 per common share).  We have realized $10,901 in revenue from operations for the year ended December 31, 2007 compared to $17,781 for the year ended December 31, 2006.   We have not realized significant revenue from operations.  We will not be generating any revenue from the Martex Prospect or the Kerrobert Prospect during the 2008 fiscal year, as we have sold both of those properties in 2007.

For the year ended December 31, 2006, we had total expenses of $1,893,783.  For the year ended December 31, 2007, we had total expenses of $1,500,782.  The decrease of $393,001 resulted primarily from a decrease in consulting expenses and options expense.  Consulting expenses for the year ended December 31, 2007 were $1,283,583 compared to $1,499,907 for the year ended December 31, 2006 due to a lesser number of stock options granted as compensation to consultants and due to a decrease is cash payments made for consulting services.    Options expense for the year ended December 31, 2007 were Nil compared to $128,963 for the year ended December 31, 2006.   The consulting expenses for the years ended December 31, 2007 and 2006 were incurred for services provided to us.  The services included but were not limited to the following: (a) locating and negotiating agreements with regards to oil and gas   properties; (b) advising and providing recommendations regarding our existing oil and gas properties; (c) corresponding with operators of oil & gas properties, accountants, transfer agent and legal counsel; and (d) performing accounting and other administrative tasks. A large amount of these consulting fees, precisely $1,025,598 and $951,544, were not paid in cash but were instead paid in stock options in the years ended December 31, 2007 and December  31,2 006, respectively, the remaining consulting fees were paid in cash.

In connection with our properties, exploration expenses decreased from $46,447 for the year ended December 31, 2006 to $21,849 for the year ended December 31, 2007.  This is partly attributable to us being less active in exploration of our oil and gas properties in fiscal 2007 due to a lack of funds.

General and administrative expenses for the year ended December 31, 2007 were $116,631 compared to $116,956 at December 31, 2006.

For the three most recent fiscal years, inflation and changing prices have had no impact on our net sales and revenues and on income from continuing operations.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves except for the following:

On November 27, 2007, we sold our interests in all of our non-oil sand projects to a related party for $250,000.  As payment, the related party signed a promissory note for $250,000 payable to us, with interest accruing at 5% per annum on the unpaid balance.  The non oil sands properties are the properties listed in the impaired and abandoned properties section listed below in Texas, Alberta, and Saskatchewan.

No gain from the sale or accrued interest income on the promissory note have been recorded in the financial statements because the sale may not meet all the conditions required for revenue recognition.  The sale is to a related party in a non-arms length transaction, no cash was involved in the consideration, and collectability is not reasonably assured.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

-

Item 8. Financial Statements

Micron Enviro Systems, Inc.

Uniondale, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Micron Enviro Systems, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. as of December 31, 2007 and 2006, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 14, 2008

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$7,876	$85,796
Accounts receivable	1,046	1,696
Prepaid expenses	2,433	2,575

Total Current Assets	11,355	90,067

PROPERTY & EQUIPMENT, NET	318	3,364

OTHER ASSETS

Investment in joint venture	139,809	139,809
Oil & gas properties	118,259	-

Total Other Assets	258,068	139,809

TOTAL ASSETS	$269,741	$233,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$233,046	$26,119
Short term notes payable	17,165	-
Related party payables	249,755	291,712

Total Current Liabilities	499,966	317,831

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 600,000,000 shares authorized,
at $0.001 par value, 412,845,498 and 399,845,498
shares issued and outstanding, respectively	412,845	399,845
Additional paid-in capital	8,735,003	7,526,105
Stock subscriptions receivable	-	(125,500)
Accumulated deficit	(9,378,073)	(7,885,041)

Total Stockholders' Equity (Deficit)	(230,225)	(84,591)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$269,741	$233,240

The accompanying notes are an integral part of these financial statements.
4

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2007	2006

REVENUES - Oil and gas	$10,901	$17,781

COST OF SALES	4,148	4,809

GROSS PROFIT	6,753	12,972

EXPENSES

Consulting	1,283,583	1,499,307
Management consulting	10,000	45,000
Exploration expense	21,849	46,447
Options expense	-	128,963
Legal and professional	68,719	57,110
General and administrative	116,631	116,956

Total Expenses	1,500,782	1,893,783

OPERATING LOSS	(1,494,029)	(1,880,811)

OTHER INCOME
Interest income	997	-

NET LOSS	$(1,493,032)	$(1,880,811)

	BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.01)

	WEIGHTED AVERAGE
	NUMBER OF SHARES
OUTSTANDING	410,664,676	375,492,608

The accompanying notes are an integral part of these financial statements.
5

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,493,032)	$(1,880,811)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	3,046	4,733
Loss on impairment of unimproved properties	-	-
Stock and stock options granted for consulting fees	1,025,598	951,544
Modification of stock options granted	-	128,963
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	650	488
Decrease (increase) in prepaid expenses	142	(2,575)
Increase (decrease) in accounts payable	206,927	(365,188)
Increase (decrease) in related party payables	(41,957)	135,265

Net Cash Used by Operating Activities	(298,625)	(1,027,581)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in joint venture	-	(139,809)
Purchase of working interest in oil and gas property	(118,259)	-

Net Cash Used by Investing Activities	(118,259)	(139,809)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment on subscriptions receivable	125,500	-
Realized gain on director's sale of securities	-	-
Proceeds from Short term note payable	17,165	-
Sale of common stock and stock options for cash	196,300	1,235,750

Net Cash Provided by Financing Activities	338,965	1,235,750

NET DECREASE IN CASH	(77,920)	68,360

CASH AT BEGINNING OF PERIOD	85,796	17,436

CASH AT END OF PERIOD	$7,876	$85,796

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.
7

MICRON ENVIRO SYSTEMS, INC.
Statements of Stockholders' (Deficit)

			Additional	Stock	Retained
	Common Stock		Paid-In	Subscriptions	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Totals

Balance, December 31, 2005	308,595,498	308,595	5,175,598	0	(6,004,230)	(520,037)

Common shares issued upon
exercise of stock options at
prices from $0.0066 to $0.07
per share	90,950,000	90,950	1,270,300	(125,500)	-	1,235,750

Expense recognized on stock
options granted	-	-	948,044	-	-	948,044

Expense recognized on stock
options renegotiated	-	-	128,963	-	-	128,963

Common shares issued for
services rendered	300,000	300	3,200	-	-	3,500

Net loss for the year ended
December 31, 2006	-	-	-	-	(1,880,811)	(1,880,811)

Balance, December 31, 2006	399,845,498	399,845	7,526,105	(125,500)	(7,885,041)	(84,591)

Common shares issued upon
exercise of stock options at
prices from $0.0066 to $0.07
per share	13,000,000	13,000	183,300	125,500	-	321,800

Expense recognized on stock
options granted	-	-	1,025,598	-	-	1,025,598

Expense recognized on stock
options renegotiated	-	-	-	-	-	0

Common shares issued for
services rendered	-	-	-	-	-	0

Net loss for the quarter ended
December 31, 2007	-	-	-	-	(1,493,032)	(1,493,032)

Balance, December 31, 2007	412,845,498	$412,845	$8,735,003	$-	(9,378,073)	$(230,225)

The accompanying notes are an integral part of these financial statements.

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

The Company maintains an office in Uniondale, New York, U.S.A. The Company's year end is December 31.

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

Accounting Pronouncements – Recent

In March, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In December, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”   The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity is required to provide for minority and non controlling interests on its consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).   Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement became effective for fiscal years beginning after September 15, 2006.  The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended December 31, 2007.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement became effective for fiscal years beginning after September 15, 2006. The adoption of this statement has had no material impact on the Company's financial condition or results of operations for the year ended December 31, 2007 or 2006.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of December 31, 2007 and 2006, the Company had stock options outstanding, equivalent to 71,000,000 and 22,000,000 common stock shares, respectively.

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

At December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.   These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.  At December 31, 2007 and 2006, the Company had no accrued liabilities for compliance with environmental regulations.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered material recurring losses from operations since inception. At December 31, 2007 the Company has an accumulated deficit of $9,378,073, negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by writing off the impairment to exploration expense.  Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depleted using the units-of-production method.  At December 31, 2007 and 2006, the Company considered all properties in which it holds interests impaired.

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

Property and Equipment

Property and equipment are recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line over the expected useful lives of the assets. In the years ended December 31, 2007 and 2006, depreciation expense was $3,046 and $4,733, respectively.

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

At December 31, 2007, the Company had net deferred tax assets of approximately $2,436,750 calculated at an expected rate of 34%, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2007.  The significant components of the deferred tax asset at December 31, 2007 and 2006 were as follows:

December 31,

December 31,

      2007

       2007

Net operating loss carry forward

       $

  7,167,000                $   6,760,000

Deferred tax asset

  2,436,750

   2,298,000

Deferred tax asset valuation allowance

       $

(2,436,750)                $ (2,298,000)

At December 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $7,167,000 and $6,760,000, respectively, which expire in the years 2018 through 2027.  The change in the allowance account from December 31, 2007 to 2006 was $138,380.

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

Sale of Mineral Properties

On November 27, 2007, the Company sold its interests in all of its non-oil sand projects to a   related party for $250,000.  As payment, the related party signed a promissory note for $250,000   payable to the Company, with interest accruing at 5% per annum on the unpaid balance.  The   non oil sands properties are the properties listed in the impaired and abandoned properties   section listed below in Texas, Alberta, and Saskatchewan.

No gain from the sale or accrued interest income on the promissory note have been recorded in   the financial statements because the sale may not meet all the conditions required for revenue   recognition.  The sale is to a related party in a non-arms length transaction, no cash was involved   in the consideration, and collectability is not reasonably assured.

Oil Sands Properties

The Company acquired the rights to certain leases in the Alberta Oil Sands at six separate Alberta Crown land sales.  Each lease lasts for fifteen years and an annual rental of $3.00 per hectare is payable to the Alberta Crown on the anniversary date of each lease.

In January, 2007, the Company was successful in acquiring the rights to two Oil Sands Lease Parcels, for an aggregate bid of $36,265.  The first parcel is 1,536 hectares, and the second is 1,024 hectares.  The Company has a 50% interest in these leases.

In February 2007, the Company acquired the rights to five oil sands lease parcels for an aggregate bid   of $54,889. One parcel is 512 hectares, while the other four parcels are additional 256 hectares each. The Company has a 50% interest in all of these leases.

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

During the year ended December 31, 2007, the Company sold its interests in all of the Cummings projects in Jack and Palo Pinto County, Texas to a related party.

Canada

Saskatchewan, Canada - In March 2003, the Company entered into a participation agreement with Patch Energy Inc., a related party at the time of the agreement, whereby the Company may incur up to 5% of the costs associated with a drill program and earn up to a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada. In May 2003, the Company assigned 30% of its interest in the aforementioned property to a related party.  Thus, the Company currently has a 3.5% working interest and a 2.45% net revenue interest. During the year ended December 31, 2003, the Company paid $20,077 on this agreement. No payments have been made or were due on this property during the years ended December 31, 2007 or December 31, 2006.  During the year ended December 31, 2007, the Company sold its interests in this project to a related party.

Alberta, Canada – In February 2006, the Company entered into a participation agreement with Premium Petroleum Inc. to acquire a 5% working interest for $30,600 CDN (approximately $26,280 USD at December 31, 2005) in an oil and gas property located in Alberta, Canada.  The well was successfully drilled and cased and has been declared on “Tight-Hole Status.”  In May 2006, the Company entered into an additional agreement with Premium to acquire drilling and production rights to other depths on the Boyne Lake Prospect.  During the year ended December 31, 2007, the Company sold its interests in this project to a related party.

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

NOTE 4 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  As of December 31, 2007, the Company has paid $139,809 in anticipation of projects related to the POP.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company.  In April 2007, monthly rent was increased from $840 CDN (approximately $720 USD) to $1,593 CDN (approximately$1,516 USD) with the signing of a new agreement.  In October 2007 the Company ceased making rental payments. Rent expense for the years ended December 31, 2007 and 2006 was $11,746 CDN and $6,942 CDN ($10,927 USD and $8,139 USD) respectively.

During the years ended December 31, 2007 and 2006, the Company had $247,780 and $290,602, respectively, in related party payables incurred for services rendered to the Company.

The Company sold its interest in its non-oil sand projects to a related party for $250,000 during the year ended December 31, 2007.  The Company received a promissory note in the amount of $250,000, with an annual interest rate of 5%, as payment for these assets.  The note has no fixed repayment terms.  Any moneys received by the Company from the projects in royalties will be deducted first from the interest due the Company from the promissory note and then applied to the principle balance of the note.

NOTE 6 - COMMON STOCK

During the year ended December 31, 2007, the Company issued 13,000,000 shares of common stock upon exercise of stock options, for $196,300 in cash.  The company also collected $125,500 in prior subscriptions receivable.

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

NOTE 7 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2007: risk-free interest rate of 4.24% to 4.13%; volatility of 25% to 155%; and a life ranging from three months to one year.

For the year ended December 31, 2007, 75,000,000 stock options were granted to consultants for services rendered and/or to be rendered valued at $493,044, and 13,000,000 stock options were exercised, 10,000,000 options expired and 3,000,000 were cancelled due to the resignation of officers.  8,500,000 stock options were extended from February 21, 2007 to May 20, 2008.  The extension was valued at $532,553 or $0.0627 per option.

For the year ended December 31, 2006, 93,000,000 stock options were granted to consultants and directors for services rendered.  In addition, 90,950,000 options were exercised and no options expired.

The following is a summary of stock options:

             Weighted Average

       Shares           Exercise Price

Outstanding, January 1, 2006                                      22,000,000          $0.01

Granted                                                                        93,000,000          $0.02

Exercised                                                                    (90,950,000)         $0.01

Expired                                                                                      -            $0.01

Outstanding and exercisable at

December 31, 2006                                                     22,000,000           $0.01

Granted                                                                        75,000,000          $0.02

Exercised                                                                    (13,000,000)         $0.02

Expired or cancelled                                                   (13,000,000)        $0.05

Outstanding and exercisable at

December 31, 2007                                                     71,000,000           $0.02  .

Weighted average fair value of options granted

During the year ended December 31, 2007

$   0.02

   Shares issuable

Weighted

Options

  Upon Exercise of

Average

        Available for

Equity Compensation Plans Not

    Outstanding

Exercise

Issuance     Approved by Shareholders            Options       Price             Under Plans

2002 Nonqualified Stock Option Plan

                   -

          -

    600,000

2004 Nonqualified Stock Option Plan C

                   -

          -

 8,100,000

2006 Nonqualified Stock Option Plan B

        500,000

$0.0151

                           -

2006 Nonqualified Stock Option Plan C

   22,840,000

$0.0158

   -

2007 Nonqualified Stock Option Plan

   47,660,000

$0.0160

12,340,000

Total

   71,000,000                                                   21,040,000

$

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

Capital Commitments

At December 31, 2007, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

-

Item 9. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.

Item 9A(T) Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Micron Enviro Systems Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Micron Enviro Systems Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Micron Enviro Systems Inc.’s management concluded, as of the end of the period covered by this report, that Micron Enviro Systems Inc.’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Management of Micron Enviro Systems Inc.is responsible for establishing and maintaining adequate internal control over financial reporting.  Micron Enviro Systems Inc.’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Micron Enviro Systems Inc. management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In the course of that evaluation, management identified a material weakness in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected.

The material weakness identified is described below:

Procedures for Financial Reporting.  Management has not established with appropriate rigor the procedures surrounding significant accounting judgments made by management in the preparation of the financial statements, including accounting for stock options and accounting for a related party sale of impaired assets.  This led to identification by the auditors of required material adjustments to the financial statements.

Based on the material weakness described above, Micron Enviro Systems Inc. management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We intend to remedy the material weakness identified above.

Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation that occurred during the fourth quarter that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

Item 9B Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Bradley Rudman	51	President, CFO, Secretary & Director
Stephen J. Amdahl	62	Director

Bradley Rudman, is 51 years old.  Since November 2, 2007, he has been one of our directors and our president, Secretary and Chief Financial Officer.  Mr. Rudman has over 20 years of extensive financial background having worked as a financial consultant at the following firms: Merrill Lynch from 1982 to 1985; Shearson from 1985 to 1988; and Dean Witter Reynolds from 1988 to 1989.  Started his own Broker/Dealer registered with the Nasd and held a series 7, 24 and Registered Option Principal from 1992 to 1993.  President of Technology Search Group, Inc. for 8 years from 1990 to 2006, a full service technical recruiting firm that specializes in the investment banking community. Most recently involved with the placement of money within the hedge fund arena. Mr. Rudman is the president and a director of Golden Patriot, Corp.

Stephen Amdahl is 62 years old. Since September 20, 2001, he has been one of our directors. He currently resides in Portland, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969.  From April 2004 to present he has served as Secretary-Treasurer of Home Range, Inc.  an Oregon Corporation.  Prior experience from 1998 includes being President of Lo-Tech Pharmaceuticals, Inc.  and LTP, Inc. of Oregon, and VP of Simulator Systems, Inc. of Oregon from 1995 to 1999.  He is not an officer or director of any other reporting issuer.

Family Relationships. There are no family relationships among our directors and officers.

Involvement in Certain Proceedings.  During the last five years none of our officers or directors have been involved in any events that are material to an evaluation of the ability or integrity of these persons.

Audit Committee. We do not have an audit committee and, therefore, do not have any audit committee financial expert.

Procedures for Nominating Directors.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors during the years ended December 31, 2006 and 2007 or from December 31, 2007 to the present time,

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2007, except as set forth below.

Stephen Amdahl was required to file a Form 4 in connection with the sale of stock by January 24, 2007, however he filed it on January 29, 2007.  Bradley Rudman was required to file a Form 3 in connection with becoming a new director and officer, however he has not yet filed it.  Bernard McDougall and Negar Towfigh were required to file Form 4’s each to indicate they were no longer insiders and no no longer subject to Section 16 filing requirements, but they have not yet done so.

Code of Ethics. We have not yet adopted a code of ethics due to a lack of resources to do so but we plan to do so during the next fiscal year.

Item 11. Executive Compensation

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Principal Executive Officer (“PEO”) and our other executive officers whose total annual compensation is anticipated to exceed $100,000 during the year ended December 31, 2007:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Bradley Rudman	2007	0	0	0	20,416	0	0	10,000	30,413
President & Director
Bernard McDougall	2007	0	0	0	20,416	0	0	0	20,416
Former President & Director	2006	0	0	0	41,713	0	0	60,000	101,713

Bradley Rudman was appointed our president and a director in November 2007.  Mr. Rudman’s company, Giddy Up Capital LLC, charged a management fee of $5,000 per month in connection with his services as our president.  In November 2007, 5,000,000 stock options with an exercise price of $0.016 and expiring November 2008 were granted to Mr. Rudman, in his capacity as our president and director.   All of these options are immediately exercisable.

Bernard McDougall resigned as our president and as a director in November 2007. Mr. McDougall was provided with a car allowance $275 per month from January to September 2007, in connection with his services as our president.

In November 2007, 5,000,000 stock options with an exercise price of $0.016 and expiring November 2008 were granted to Bernard McDougall, in his capacity as one of our consultants.   All of these options are immediately exercisable.

See Note 7 of our audited financial statements for the year ended December 31, 2007 for a discussion of the assumptions made in the valuation of our stock options.

Outstanding Equity Awards at Fiscal Year End.  As of December 31, 2007, the PEO had the following equity award securities outstanding:

Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Stock Awards

Bradley Rudman	5,000,000	0	0	$0.016	Nov. 1, 2008	N/A
President & Director

Bernard McDougall	5,000,000	0	0	$0.016	Nov. 1, 2008	N/A
Former President & Director

See the discussion following the Summary Compensation Table for information on the stock options held by Bradley Rudman and Bernard McDougall.

Compensation of Directors. The table below provides information concerning the compensation of our directors for the year ended December 31, 2007:

Name & Principal Position	Fees Eraned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Compensation	Total ($)

Stephen Amdahl	$0	0	54,791	0	0	0	54,791
Director

As of December 31, 2007, Stephen Amdahl had 5,000,000 unexercised stock options.

The compensation of Bradley Rudman, one of our directors, and Bernard McDougall, one of our former directors, are reflected entirely in the Summary Compensation Table above.

In February 2006, 1,500,000 stock options with an exercise price of $0.05 and expiring February 27, 2007 were granted to Stephen Amdahl.  The exercise price of these 1,500,000 stock options was amended to $0.0151 in September 2006 and the term of these options were extended to May 2007.  In May 2007, these options were extended to May 2008.  In November 2007, Mr. Amdahl was granted 3,500,000 stock options with an exercise price of $0.016 expiring November 1, 2008.  All of these options are immediately exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 4, 2008 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class¹
$0.001 Par Value Common Stock	Bradley Rudman	5,000,000²	1.2%
$0.001 Par Value Common Stock	Stephen Amdahl	5,350,000²	1.3%
$0.001 Par Value Common Stock	All officers and directors as a group	10,350,000³	2.5%

¹ Based upon 412,845,498 common shares outstanding as of April 4, 2008 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

² These figures include 5,000,000 stock options which are exercisable within 60 days of April 4, 2008

³ This figures includes 10,000,000 stock options which are exercisable within 60 days of April 4, 2008

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

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	71,000,000	$0.02	12,340,000
Total	71,000,000	$0.02	12,340,000

There were three option plans that were outstanding as of December 31, 2007, which were not approved by security holders, they  were the 2006 B Non-Qualified Stock Option Plan (“2006 B Option Plan”), the 2006 C Non-Qualified Stock Option Plan (“2006 C Option Plan”) and the 2007 Non-Qualified Stock Option Plan (“2007 C Option Plan”).

The 2006 B Option Plan is effective from February 7, 2006 until December 31, 2013; within these terms we can grant options to persons eligible to participate in the 2006 B Option Plan.

The 2006 C Option Plan is effective from February 22, 2006 until December 31, 2013; within these terms we can grant options to persons eligible to participate in the 2006 C Option Plan.

The 2007 Option Plan is effective from November 2, 2007 until December 31, 2014; within these terms we can grant options to persons eligible to participate in the 2007 Option Plan.

Any Option under either the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan shall be exercisable at such times, in such amounts and during such period or periods as our board of directors shall determine at the date of the grant of such Option.  To the extent that an Option is not exercised within the period of exerciseability, the unexercised amount of such Option will expire.

The Options under the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan are not transferable during the lifetime on the optionee, but may be exercised by the optionee’s heirs for up to six months after the optionee’s death.

The administrator for all three option plans is our board of directors.  Our board of directors may at any time and for any or no reason suspend or terminate either the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan.  Options granted while any of the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan are in effect will not be altered or impaired by the subsequent suspension or termination of the applicable plan.

The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2006 B Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.  The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2006 C Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.   The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2007 Option Plan shall not exceed thirty million (60,000,000) shares of our authorized common stock, $0.001 par value per share.

The Options may only be granted to our directors, officers, and employees, as well as selected and qualified independent contractors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-K, except for the following:

We occupy office space provided by Bradley Rudman, our president, CFO and one of our directors.  In April 2007, monthly rent was increased from $840 CDN (approximately $720 USD) to $1,593 CDN (approximately$1,516 USD) with the signing of a new agreement.  In October 2007, we ceased making rental payments and Bradley Rudman began providing office space to us free of charge.

During the year ended December 31, 2007, we reimbursed Habanero $2,975 for telecommunication charges and office supplies.  Habanero was a related party during the year as Negar Towfigh, was our corporate secretary and chief financial officer, and she is a member of their board of directors.

We have also granted options to various directors and officers during the year ended December 31, 2007, please refer to the Stock Option section under Item 5 for further detail.

During the year ended December 31, 2007, we had $249,755 of related party payables incurred for services rendered.  Management fees of $144,300 were due to MBMC Investments Ltd., which is Bernard McDougall’s privately owned company, as he was our president until November 2007.  All Seasons Consulting Inc., which is Negar Towfigh’s privately owned company, was due consulting fees of $77,625, as she was our chief financial officer and secretary until November 2007.   Habanero. was due $17,830 as of December 31, 2007, for accounting services and office expenses.  Habanero was a related party in that Ms. Towfigh, who was our CFO and secretary, is also on their board of directors.  Giddy Up incurred $10,000 in management fees as of December 31, 2007.

During the year ended December 31, 2007, we acquired the rights to eleven Oil Sands Lease Parcels.  We acquired a 50% interest in seven of the leases, a 100% interest in one lease and a 5% interest in three of the leases.  The remaining percentage interest in all these leases is held by Habanero.  Habanero was a related during the year ended December 31, 2007.

On November 27, 2007, we sold our interests in all of our non-oilsands prospects to Giddy Up for $250,000.  A copy of this agreement attached to this Annual Report as Exhibit 10.1.  Specifically we sold our interests in the Green Ranch Prospect, the Kerrobert Prospect and the Martex Prospect. Giddy Up is a related party in that the managing partner, Bradley Rudman, is also our president, CFO and one of our directors. As payment, Giddy Up signed a promissory note for $250,000 payable to us, with interest accruing at 5% per annum on the unpaid balance.  The note has no fixed repayment terms.  Any moneys received by us from the projects in royalties will be deducted first from the interest due to us from the promissory note and then applied to the principle balance of the note.  We sold these properties in order to focus on our oils sands properties and leases.  As of March 31, 2008, we had accrued $4,283 in interest on the promissory note and we have received cash of $2,408 which was deducted from the interest due to us.

Our current liabilities for the year ended December 31, 2007, consisted mainly of related party payables of $247,780 and accounts payable of $174,671.  We intend on settling the majority of the related party payables in a shares for debt transaction and we initiated discussion with some of the related parties but no terms have been finalized.

Director Independence.  Stephen Amdahl is our only independent director.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit services consist of the audit of our annual financial statements, review of the quarterly                                                                                                                                                                                                                                                                                                                                                                                                                                   financial statements, accounting consultations and consents and other services related to SEC filings.  During fiscal year 2006 and 2007, audit fees paid to Williams & Webster, P.S. were $35,900 and $37,047, respectively.

We do not have an audit committee.

Audit-Related Fees

None

Tax Fees

Williams & Webster, P.S. did not provide us with any tax consulting or related services.

Our Principal Executive Officer considered and authorized all services provided by Williams & Webster, P.S.

All Other Fees

None

Item 15. Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed below, and are incorporated herein by this reference.

Exhibit No.

3.1       Articles of Incorporation

           (Charter Document)¹

3.2       Amendment to Articles of Incorporation¹

3.3

Certificate of Change²

3.4

Certificate of Correction²

3.5       Bylaws¹

10.1

Mining Properties Purchase and Sale Agreement with Giddy Up Capital, LLC dated November 27, 2007

10.2

2007 Non-Qualified Stock Option Plan

21

Subsidiaries (None)

31

Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32        Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

33

Certification Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¹ Previously filed as Exhibits to Registration Statement on Form 10-SB on May 13, 1999

² Previously filed as Exhibits to our Quarterly Report on Form 10-QSB on August 21, 2006

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micron Enviro Systems, Inc., a Nevada corporation

By: /s/ Bradley Rudman Bradley Rudman Its: President, Director April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bradley Rudman Bradley Rudman Principal Executive Officer, President, Director	April 14, 2008
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	April 14, 2008

-