Form 10-Q
period 2008-05-15
MICRON ENVIRO SYSTEMS INC
filed 2008-05-15
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

516-522-2823

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: Smaller Reporting Company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

There were 412,845,498 common shares outstanding of as of May 14, 2008.

PART I - FINANCIAL INFORMATION

Balance Sheet

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$396	$7,876
Accounts receivable	329	1,046
Prepaid expenses	2,291	2,433

Total Current Assets	3,016	11,355

PROPERTY & EQUIPMENT, NET	259	318

OTHER ASSETS

Investment in joint venture	139,809	139,809
Oil Sand Leases	129,379	118,259

Total Other Assets	269,188	258,068

TOTAL ASSETS	$272,463	$269,741

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$319,921	$233,046
Short term notes payable	18,165	17,165
Related party payables	264,615	249,755

Total Current Liabilities	602,701	499,966

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 600,000,000 shares authorized,
at $0.001 par value, 412,845,498
shares issued and outstanding, respectively	412,845	412,845
Additional paid-in capital	8,735,003	8,735,003
Accumulated deficit	(9,478,086)	(9,378,073)

Total Stockholders' Equity (Deficit)	(330,238)	(230,225)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$272,463	$269,741

The accompanying condensed notes are an integral part of these interim financial statements.

Income Statement

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations

	For the Three
	Months Ended
	March 31,
		2008	2007
	(unaudited)		(unaudited)

REVENUES - Oil and gas		$-	$2,567

COST OF SALES		-	1,446

GROSS PROFIT		-	1,121

EXPENSES

Consulting		60,000	333,880
Management consulting		15,000	-
Exploration expense		-	19,258
Legal and professional		21,066	7,824
General and administrative		5,772	90,621

Total Expenses		101,838	451,583

OPERATING LOSS		(101,838)	(450,462)

OTHER INCOME
Interest income		1,824	-

NET LOSS		$(100,014)	$(450,462)

	BASIC AND DILUTED
LOSS PER SHARE	$	Nil	$ Nil

	WEIGHTED AVERAGE
	NUMBER OF SHARES
OUTSTANDING		412,845,498	411,179,831

The accompanying condensed notes are an integral part of these interim financial statements.

Cash Flows

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Three
	Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,014)	$(450,462)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	60	1,184
Loss on impairment of unimproved properties	-	-
Stock and stock options granted for consulting fees	-	227,636
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	717	(1,021)
Decrease in refunds due from bidding projects		(58,518)
Decrease (increase) in prepaid expenses	142	-
Increase (decrease) in accounts payable	86,875	190,808
Increase (decrease) in related party payables	14,860	(94,477)

Net Cash Used by Operating Activities	2,640	(184,850)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of working interest in oil and gas property	(11,120)	(109,857)

Net Cash Used by Investing Activities	(11,120)	(109,857)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from subscriptions receivable	-	94,500
Realized gain on director's sale of securities	-	-
Proceeds from Short term note payable	1,000	-
Sale of common stock and stock options for cash	-	196,300

Net Cash Provided by Financing Activities	1,000	290,800

NET DECREASE IN CASH	(7,480)	(3,907)

CASH AT BEGINNING OF PERIOD	7,876	85,796

CASH AT END OF PERIOD	$396	$81,889

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Condensed Notes to Interim Financial Statements

March 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Item 310 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2007 Annual Report on Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 2008 are not necessarily indicative of the results of operations expected at the year ending December 31, 2008.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2008, the Company has an accumulated deficit of $9,478,086 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of March 31, 2008, the Company had stock options outstanding, equivalent to 71,000,000 common stock shares.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and December 31, 2007.

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

NOTE 2 - WORKING INTERESTS IN OIL AND GAS PROPERTIES

The Company’s oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities. Micron’s working interests are primarily located in Canada (Alberta and Saskatchewan). The Company’s oil and gas working interests are valued at the lower of cost or net realizable value.

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

In March 2008, the Company capitalized $11,200 in annual rental payments on the oil sands leases acquired in 2007.

NOTE 3 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  As of March 31, 2008 the Company has paid $139,809 in anticipation of projects related to the POP.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company. Rent expense for the periods ending March 31, 2008 and 2007 was $Nil USD and $10,927, USD respectively.

During the period ending March 31, 2008 and the year ending December 31, 2007, the Company had $264,615 and $249,755, respectively, in related party payables incurred for services rendered to the Company.

During the period ending March 31, 2008 and the year ending December 31, 2007, the Company had $1,000 and $Nil, respectively, in related party short term notes payable for cash advanced to the Company. Subsequent to the period ending March 31, 2008, the $1,000 note was repaid by the Company.

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

NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2008, the Company did not issue any common stock for cash and no options were exercised.

During 2007, the Company issued 13,000,000 shares of common stock upon exercise of stock options, for $196,300 in cash.  The company also collected $125,500 in prior subscriptions receivable.

NOTE 6 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2007: risk-free interest rate of 4.24% to 4.13%; volatility of 25% to 155%; and a life ranging from three months to one year.

During the quarter ended March 31, 2008, no stock options were granted or exercised.

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

Capital Commitments

At March 31, 2008, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

The Company has annual rental payments due on oil sands leases of $986 in June 2008 and $179 in July 2008.

NOTE 8 - SUBSEQUENT EVENTS

In April 2008, a related party agreed to forgive the Company $144,300 of outstanding debt and in May 2008, other related parties agreed to a debt settlement whereby $207,413 in debt would be exchanged for 20,741,250, common shares at $0.01 per share.

In May 2008, the related party short term note of $1,000 was repaid by the Company.

The Company is offering a private placement of up to 20,000,000 units at $0.01 to raise up to $200,000.   Each unit consists of one common share and one share purchase warrant. Each share purchase warrant will entitle the subscriber to purchase one common share for a three year period after the closing date at a price of $0.015 per share.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2008, we had current assets of $3,016 and current liabilities of $602,701 as compared to current assets of $11,355 and current liabilities of $595,533 as of December 31, 2007.  As such, as of March 31, 2008, we had working capital deficit of $599,685 as compared to a working capital deficit of $488,611 as of December 31, 2007.  Current liabilities at March 31, 2008 and at December 31, 2007, primarily consisted of accounts payable and related party payables.  Our total assets decreased from $269,741 at December 31, 2007 to $265,295 at March 31, 2008, mainly due to a decrease in cash.  Our current liabilities increased by $102,735 from December 31, 2007 to March 31, 2008, due mainly to an increase in accounts payable.

During the three months ended March 31, 2008, our operating activities used cash of $2,640, the majority of which consisted of our net loss of $100,014, partially offset by an increase in accounts payable of $86,875 and an increase in related party payables of $14,860, as well as other items.  During the three months ended March 31, 2007, our operating activities used cash of $184,850, the majority of which consisted of our net loss of $450,462 and a decrease in related party payables of $94,477, as well as other items, partially offset by stock and stock options granted for consulting fees of $227,636 and an increase in accounts payables, as well as other items.

During the three months ended March 31, 2008, our investing activities used cash of $11,200, as opposed to $109,857 in the three months ended March 31, 2007.  The use of cash in the three months ended March 31, 2008 and March 31, 2007, was only attributable to the purchase of working interests in oil and gas properties.

During the three months ended March 31, 2008, our financing activities provided us $1,000, which consisted completely of proceeds from a short term note payable.  During the three months ended March 31, 2007, our financing activities provided us $290,800, which was paid to us in connection with the exercise of stock options and from subscriptions receivable.

We expect total cash commitments for the remainder of the fiscal year to be approximately $200,000.  The majority of the $200,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $30,000 for legal fees, $50,000 for accounting fees, $45,000 for management fees, $60,000 for consulting fees and the remainder in general working capital.

We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2008.

We own 104,071 limited partnership units in the Patch Oilsands Limited Partnership (“POLP”).  The POLP acquired three oil sands leases in the Muskwa area (“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.  We have not yet received a cash call for our portion of the April 2007 annual rental payments to the Alberta Crown.  We did receive a cash call for our portion of the April 2008 annual rental payments to the Alberta Crown of approximately $167 for the Muskwa leases.  The POLP may call for additional sizable cash calls.  The timing and amount of any additional cash calls are at the sole discretion of the general partner and we cannot determine the dollar amount of potential future cash calls.  We do not expect to be involved in any future acquisitions made within the POLP as we have been verbally informed by the general partner that they intend to dissolve the POLP.  It is up to the general partner to become involved with future acquisitions and they have informed us that they do not intend to do so.  If and when the POLP dissolves, we will retain all of our interests in the various POLP properties, however we will hold our interest directly instead of through the POLP.

We also own interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  For the remainder of fiscal 2008, we expect to owe a minimum of $1,165 for our share of the annual rental payments to the Alberta Crown for three Alberta Oil Sands leases.  As of the date of this Quarterly Report, we had incurred $10,725 in annual rental payments to the Alberta Crown for eight Alberta Oil Sands leases.

We may have further cash commitments on both the POLP and/or our Alberta Oil Sands lease interests in addition to those described above.  We plan to pay our expenses with the cash reserves that we currently have and from private placements of our common stock, however such funds may, and likely will, be insufficient to pay all of our expenses.

During the remainder of the fiscal year ending December 31, 2008, we may have cash commitments in connection with the following projects:

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

We plan to raise additional funds in order to drill or participate in the drilling of our oil sands leases, make annual payments to the Alberta Crown for our various leases, and to generally meet our future corporate obligations.  We plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot drill further wells that have not yet been paid for, or acquire new properties.    There is no assurance that we will be able to raise adequate capital.

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

Results of Operations.

Our Statement of Operations for the three months ended March 31, 2008 indicated a net loss of $100,014 (nil per common share), compared to a net loss of $450,462 (nil per common share), for the three months ended March 31, 2007.  We had no revenue from operations for the three months ended March 31, 2008, compared to $2,567 for the three months ended March 31, 2007 because of the sale of the revenue producing non-oil sand properties in November 2007.

For the three months ended March 31, 2008, we had total expenses from operations of $101,838, compared to $450,462 for the three months ended March 31, 2007.  The decrease of total expenses of $350,448 from the three months ended March 31, 2008 to the three months ended March 31, 2008, resulted primarily from a decrease in stock options granted for consulting and consulting fees incurred of $273,880, and a decrease in general and administrative expenses of $84,849.

General and administrative expenses for the three months ended March 31, 2008, were $5,772, compared to $90,621 for the three months ended March 31, 2007.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on our evaluation, the our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting.  In addition, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

The were no unregistered sales during the period January 1, 2008 until March 31, 2008.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

In April 2008, MBMC Investments Inc. (“MBMC”) agreed to forgive $144,300 of outstanding debt for management fees owed.   MBMC is a private company owned by Bernard McDougall who was our former president and director. A copy of this agreement is attached as an exhibit to this Quarterly Report.

In May 2008, Giddy Up Capital, LLC. (“Giddy Up”) agreed to a debt settlement whereby $30,000 of outstanding management fees would be exchanged for 3,000,000 common shares at $0.01 per share.     Bradley Rudman, is also our president, CFO and one of our directors. He is also the managing partner of Giddy Up.   Mr. Rudman is US person and will be issued these common shares in the near future in an unregistered transaction pursuant to Section 4(2) of the Securities Act of 1933.  A copy of this agreement is attached as an exhibit to this Quarterly Report.

In May 2008, All Seasons Consulting Inc. agreed to a debt settlement whereby $77,413 of outstanding consulting fees would be exchanged for 7,741,250 common shares at $0.01 per share.  All Seasons Consulting Inc. is Negar Towfigh’s privately owned company.  Negar Towfigh used to be a related party in that she was our Chief Financial Officer and Secretary, however she resigned in November 2007, and is no longer a related party.  She is a non-US person and the common shares will be issued in the near future in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.  A copy of this agreement is attached as an exhibit to this Quarterly Report.

Also, in May 2008, MGK Consulting Inc. (“MGK”) agreed to a debt settlement whereby $100,000 of outstanding consulting fees would be exchanged for 10,000,000 common shares at $0.01 per share. MGK is a non-US entity and the common shares will be issued in the near future in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.  A copy of this agreement is attached as an exhibit to this Quarterly Report.

We recently offered a private placement of 20,000,000 units at $0.01 per unit to raise $200,000.   Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant will entitle the subscriber to purchase one common share for a three year period at a price of $0.015 per share.   The private placement was made only to non-US persons.  The units have not yet been issued but will be issued in the near future in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.1

Letter from MBMC Investments Inc. dated May 2, 2008

10.2

Debt Settlement with Giddy Up Capital, LLC. dated May 12, 2008

10.3

Debt Settlement with All Seasons Consulting Inc. dated May 12, 2008

10.4

Debt Settlement with MGK Consulting Inc. dated May 12, 2008

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

Date:   May 14, 2008