Form 10-Q
period 2008-06-30
MICRON ENVIRO SYSTEMS INC
filed 2008-08-14
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

There were 453,586,748 common shares outstanding of as of August 12, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.

  CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Current
Cash and cash equivalents	$ 17,512	$ 7,876
Accounts receivable	-	1,046
Prepaid expenses	2,291	2,433

Total current assets	19,803	11,355

Property, plant, and equipment - net	137	318

Other assets
Coal permits	34,653	-
Investment in leases	139,959	139,809
Unproved oil and gas properties	129,379	118,259

Total other assets	304,128	258,068

Total assets	$ 323,931	$ 269,741
LIABILITIES

Current
Accounts payable	$ 115,659	$ 233,046
Short term notes payable	-	17,165
Advances from related parties Related party payable	17,830 10,000	- 249,755

	143,489	499,966
STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, 600,000,000 authorized at $0.001 par value
453,586,748 and 412,845,498 issued and outstanding, respectively
	453,587	412,845
Additional paid-in capital	9,264,599	8,735,003
Accumulated deficit	(9,537,744)	(9,378,073)

Total stockholders’ equity (deficit)	180,442	(230,225)

Total liabilities and stockholders’ equity (deficit)	$ 323,931	$ 269,741

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended	Six months ended
	June 30,	June 30,
	2008	2007	2008	2007

Revenues – oil and gas	$ -	$ 1,519	$ -	$ 4,086

Cost of sales	-	674	-	2,121

Gross profit	-	845	-	1,965

Consulting	18,625	85,041	78,625	418,921
Management consulting	15,000	-	30,000	-
Legal and professional	19,008	29,973	40,074	37,797
General and administrative	10,892	15,099	16,664	124,977

Loss for the period before other items	(63,525)	(129,269)	(165,363)	(579,730)

Interest income	3,867	-	5,691	-

Net loss for the period	$ (59,658)	$ (129,269)	$ (159,672)	$ (579,730)

Basic net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	436,109,921	412,845,498	424,477,710	408,447,708

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six months ended June 30,
	2008	2007
Cash Flows used in Operating Activities
Net loss for the period	$ (159,672)	$ (579,730)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	181	2,366
Stock options granted for consulting fees	18,625	227,636
Changes in operating assets and liabilities
Decrease (increase) in revenue receivable	1,046	640
Decrease (increase) in prepaid expenses	142	142
Increase (decrease) in accounts payable	(17,385)	142,359
Increase (decrease) in related party payable	(11,957)	(66,853)

Net cash used in operating activities	(145,106)	(273,440)

Cash Flows from Investing Activities
Coal property permits	(34,653)	-
Investment in joint venture	(150)	(119,114)
Purchase of working interest in oil and gas property	(11,120)	-

Net cash used in investing activities	(45,923)	(119,114)

Cash Flows from Financing Activities
Payment on short term note payable	(17,165)	-
Proceeds from subscriptions receivable Advances from related parties	- 17,830	122,665 -
Proceeds on sale of common stock	200,000	196,300

Net cash provided by financing activities	200,665	318,965

Increase (decrease) in cash during the period	9,636	(73,589)

Cash, beginning of the period	7,876	85,796

Cash, end of the period	$ 17,512	$ 12,207

Supplemental disclosures of cash flow information

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non Cash Investing and Financing information
Forgiveness of debt by related party	$144,300	$ -
Common stock issued to related party for exchange of debt	107,413	-
Common stock issued to third party for exchange of debt	100,000	-

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

June 30, 2008

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Item 310 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2007 Annual Report on Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the three months ended June 30, 2008 are not necessarily indicative of the results of operations expected at the year ending December 31, 2008.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2008, the Company has an accumulated deficit of $9,537,744 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by an officer of the Company. Rent expense for the periods ending June 30, 2008 and 2007 was $0 and $6,353, respectively.

During the period ending June 30, 2008 and the year ending December 31, 2007, the Company had $27,830 and $224,860, respectively, in related party payables incurred for services rendered to the Company.

The Company sold its interest in its non-oil sand projects to a related party for $250,000 during the year ended December 31, 2007.  The Company received a promissory note in the amount of $250,000,

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

June 30, 2008

with an annual interest rate of 5%, as payment for these assets.  The note has no fixed repayment terms.  Any moneys received by the Company from the projects in royalties will be deducted first from the interest due the Company from the promissory note and then applied to the principle balance of the note.  As of June 30, 2008, the Company had received $5,691 in interest from this promissory note.

No gain from the sale or accrued interest income on the promissory note has been recorded in   the financial statements because the sale may not meet all the conditions required for revenue recognition.  The sale is to a related party in a non-arms length transaction, no cash was involved   in the consideration, and collectability is not reasonably assured.

In April 2008, a related party agreed to forgive the Company $144,300 of outstanding debt and in May 2008, and one related and one former related party agreed to debt settlement whereby $107,413 in debt would be exchanged for 10,741,250 common shares at $0.01 per share.  Due to the related party nature of the transaction the amount was treated as a contribution to capital.

NOTE 4 - COMMON STOCK

During the quarter ended June 30, 2008, the Company raised $200,000 in cash pursuant to a private placement by issuing 20,000,000 units at $0.01 per unit.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant will entitle the subscriber to purchase one common share for a three year period after the closing date at a price of $0.015 per share.  The warrants had a fair value of $295,567.  The fair value of these warrants was calculated using the Black-Scholes Model include (1) 3.50% discount rate, (2) warrant life of 3 years, (3) expected volatility of 279%, and (4) zero expected dividends.

During this same period, three debtors, one related, one formally related, and one non-related, agreed to exchange $207,413 in debt for 20,741,250 common shares at $0.01 per share.

NOTE 5 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2007: risk-free interest rate of 4.24% to 4.13%; volatility of 25% to 155%; and a life ranging from three months to one year.

During the quarter ended June 30, 2008, 1,500,000 stock options were extended from May 21, 2008 to July 1, 2009 and valued at $18,625 or $0.0124 per option.  This amount was expensed during the period.  As of June 30, 2008, the Company had stock options outstanding, equivalent to 71,000,000 common stock shares.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Environmental Issues

The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  In the Company's acquisition

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

June 30, 2008

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

Capital Commitments

At June 30, 2008, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

The Company has annual rental payments due on oil sands leases of $986 in June 2008 and $179 in July 2008.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2008, we had current assets of $19,803 and current liabilities of $143,489 as compared to current assets of $11,355 and current liabilities of $499,966 as of December 31, 2007.  As such, as of June 30, 2008, we had working capital deficit of $123,686 as compared to a working capital deficit of $488,611 as of December 31, 2007.  Current liabilities at June 30, 2008, primarily consisted of accounts payable.  Current liabilities at December 31, 2007, primarily consisted of accounts payable and related party payables.  Our total assets increased from $269,741 at December 31, 2007 to $323,931 at June 30, 2008, mainly due to an increase in other assets.  Our current liabilities decreased by $356,477 from December 31, 2007 to June 30, 2008, due mainly to a decrease in accounts payable and a decrease in related party payables. These decreases were due to a forgiveness of debt from a former related party and from a debt settlement with one current related party, one former related party and from a consultant.

During the six months ended June 30, 2008, our operating activities used cash of $145,106, the majority of which consisted of our net loss of $159,672 and a decrease in accounts payable of $17,385, partially offset by a decrease in related party payables of $11,957 and an increase in stock options granted for consulting fees of $18,625, as well as other items.  During the six months ended June 30, 2007, our operating activities used cash of $273,440, the majority of which consisted of our net loss of $579,730 and a decrease in related party payables of $66,853, partially offset by stock and stock options granted for consulting fees of $227,636 and an increase in accounts payables of $142,359, as well as other items.

During the six months ended June 30, 2008, our investing activities used cash of $45,923, as opposed to $119,114 in the six months ended June 30, 2007.  The use of cash in the six months ended June 30, 2008 was mainly attributable to coal property bids and the purchase of working interests in oil and gas properties.   The use of cash in the six months ended June 30, 2007, was only attributable to the purchase of working interests in oil and gas properties.

During the six months ended June 30, 2008, our financing activities provided us $200,665, which consisted of proceeds from sale of common stock of $200,000, partially offset by payment of a short term note payable of $17,165 and advances from related parties of $17,830.  During the six months ended June 30, 2007, our financing activities provided us $318,965, which was paid to us from subscriptions receivable of $122,665 and from proceeds on sale of common stock of $196,300.

We expect total cash commitments for the remainder of the fiscal year to be approximately $133,000.  The majority of the $133,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $20,000 for legal fees, $33,000 for accounting fees, $30,000 for management fees, $40,000 for consulting fees and the remainder in general working capital.

We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2008.

We own 104,071 limited partnership units in the Patch Oilsands Limited Partnership (“POLP”).  The POLP acquired three oil sands leases in the Muskwa area (“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government.  Each lease is 15-years, with annual rental payable to Alberta

Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.  We did receive a cash call for our portion of the April 2008 annual rental payments to the Alberta Crown of approximately $167 for the Muskwa leases, which we have paid.  It is up to the general partner to become involved with future acquisitions and they have informed us that they do not intend to do so.  We do not expect to be involved in any future acquisitions made within the POLP as the general partner is in the process of dissolving the POLP.  As of the date of this Quarterly Report the POLP had not been dissolved.  When the POLP dissolves, we will retain all of our interests in the various POLP properties, however we will hold our interest outside of the POLP.

We also own interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  For the remainder of fiscal 2008, we do not have any annual rental payments due to the Alberta Crown for our Alberta Oil Sands leases.  As of the date of this Quarterly Report, we had incurred $11,917 in annual rental payments to the Alberta Crown for eleven Alberta Oil Sands leases.

We may have further cash commitments on our Alberta Oil Sands lease interests in addition to those described above.  We plan to pay our expenses with the cash reserves that we currently have and from private placements of our common stock, however such funds may, and likely will, be insufficient to pay all of our expenses.

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

Results of Operations.

Our Statement of Operations for the three and six months ended June 30, 2008 indicated a net loss of $59,658 (nil per common share) and $159,672 (nil per common share), compared to a net loss of $129,269 (nil per common share) and $579,730 (nil per common share), for the three and six months ended June 30, 2007.  Revenue from operations for the three and six months ended June 30, 2008, were $Nil and $Nil, compared to $1,519 and $4,086 for the three and six months ended June 30, 2007, because of the sale of our revenue producing non-oil sand properties in November 2007.

For the three and six months ended June 30, 2008, we had loss from operations of $63,525 and $165,363, compared to $129,269 and $579,730 for the three and six months ended June 30, 2008.  The decrease of total expenses of $101,838 from the three months ended June 30, 2007 to the three months ended June 30, 2008, resulted primarily from a decrease in stock options granted for consulting and consulting fees incurred of $66,416.  The decrease of total expenses of $416,332 from the six months ended June 30, 2007 to the six months ended June 30, 2008, resulted primarily from a decrease in stock options granted for consulting and consulting fees incurred of $340,296 and from a decrease in general and administrative expenses of $108,313.

General and administrative expenses for the three and six months ended June 30, 2008, were $10,892 and $16,664, compared to $15,099 and $124,977 for the three and six months ended June 30, 2007.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on our evaluation, the our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

The were no unregistered sales during the period April 1, 2008 until June 30, 2008, except for the following:

In May 2008, Giddy Up Capital, LLC. (“Giddy Up”) agreed to a debt settlement whereby $30,000 of outstanding management fees was exchanged for 3,000,000 common shares at $0.01 per share.     Bradley Rudman, is also our president, CFO and one of our directors. He is also the managing partner of Giddy Up.   Mr. Rudman is US person and these common shares were issued in an unregistered transaction pursuant to Section 4(2) of the Securities Act of 1933.  A copy of this debt settlement agreement was previously filed with the SEC on Form 10Q on May 15, 2008.

In May 2008, All Seasons Consulting Inc. agreed to a debt settlement whereby $77,413 of outstanding consulting fees was exchanged for 7,741,250 common shares at $0.01 per share.  All Seasons Consulting Inc. is Negar Towfigh’s privately owned company.  Negar Towfigh used to be a related party in that she was our Chief Financial Officer and Secretary; however she resigned in November 2007, and is no longer a related party.  She is a non-US person and the common shares were issued in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.  A copy of this debt settlement agreement was previously filed with the SEC on Form 10Q on May 15, 2008.

Also, in May 2008, MGK Consulting Inc. (“MGK”) agreed to a debt settlement whereby $100,000 of outstanding consulting fees was exchanged for 10,000,000 common shares at $0.01 per share. MGK is a non-US entity and the common shares were issued in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.  A copy of this debt settlement agreement was previously filed with the SEC on Form 10Q on May 15, 2008.

We completed a private placement of 20,000,000 units at $0.01 per unit to gross proceeds of $200,000 in May 2008.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the subscriber to purchase one common share for a three year period at a price of $0.015 per share.   The private placement was made only to non-US persons.  The units were issued in May 2008 in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

In April 2008, MBMC Investments Inc. (“MBMC”) agreed to forgive $144,300 of outstanding debt for management fees owed.   MBMC is a private company owned by Bernard McDougall who was our former president and director.   A copy of the letter forgiving the debt was previously filed with the SEC on Form 10Q on May 15, 2008.

ITEM 6

EXHIBITS

Exhibit No.

10.1

Debt Settlement with Giddy Up Capital, LLC. dated May 12, 2008*

10.2

Debt Settlement with All Seasons Consulting Inc. dated May 12, 2008*

10.3

Debt Settlement with MGK Consulting Inc. dated May 12, 2008*

10.4

Letter from MBMC Investments Inc. dated May 2, 2008*

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

32

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as exhibits to our Quarterly Report on Form 10-Q on May 15, 2008, and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRON ENVIRO SYSTEMS, INC., a Nevada Company

/s/ Bradley Rudman

By:  Bradley Rudman

Chief Executive Officer, President, Chief Financial Officer, Director

Duly Authorized Officer

Date:   August 12, 2008