Form 10-Q
period 2008-09-30
MICRON ENVIRO SYSTEMS INC
filed 2008-11-14
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

315-307-8136

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

There were 453,586,748 common shares outstanding of as of November 12, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.

  CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30,	December 31,
ASSETS	2008	2007

Current
Cash and cash equivalents	$ 17,705	$ 7,876
Accounts receivable	-	1,046
Prepaid expenses	2,291	2,433

Total current assets	19,996	11,355

Property, plant, and equipment - net	76	318

Other assets
Coal permits	34,653	-
Investment in joint venture	-	139,809
Unproved oil and gas properties	258,218	118,259

Total other assets	292,947	258,068

Total assets	$ 312,943	$ 269,741
LIABILITIES

Current
Accounts payable	$ 115,402	$ 233,046
Short term notes payable	-	17,165
Advances from related parties Related party payable	17,830 25,000	- 249,755

	158,232	499,966
STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, 600,000,000 authorized at $0.001 par value
453,586,748 and 412,845,498 issued and outstanding, respectively
	453,587	412,845
Additional paid-in capital	9,264,599	8,735,003
Accumulated deficit	(9,563,475)	(9,378,073)

Total stockholders’ equity (deficit)	154,711	(230,225)

Total liabilities and stockholders’ equity (deficit)	$ 312,943	$ 269,741

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended	Nine months ended
	September 30,	September 30,
	2008	2007	2008	2007

Revenues – oil and gas	$ -	$ 1,932	$ -	$ 6,017

Cost of sales	-	1,150	-	3,270

Gross profit	-	782	-	2,747

Consulting	-	7,125	78,625	426,046
Management consulting	15,000	-	45,000	-
Exploration expense	-	-	-	21,849
Legal and professional	9,676	18,271	49,750	62,276
Gain on sale of assets	18,003	-	18,003	-
Lease Rentals	21,322	-	21,322	-
General and administrative	1,995	11,185	18,659	114,313

Loss for the period before other items	(29,990)	(35,799)	(195,353)	(621,737)

Interest income	4,259	-	9,950	-

Net loss for the period	$ (25,731)	$ (35,799)	$ (185,403)	$ (621,737)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	453,586,748	412,845,498	434,180,722	411,401,054

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine months ended September 30,
	2008	2007
Cash Flows used in Operating Activities
Net loss for the period	$ (185,403)	$ (621,737)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	241	2,986
Stock options granted for consulting fees	18,625	227,636
Changes in operating assets and liabilities
Decrease (increase) in revenue receivable	1,046	1,092
Decrease (increase) in prepaid expenses	142	142
Increase (decrease) in accounts payable	(17,643)	166,114
Increase (decrease) in related party payable	26,959	(54,811)

Net cash used in operating activities	(156,033)	(278,578)

Cash Flows from Investing Activities
Coal property permits	(34,653)	-
Investment in joint venture	(150)	-
Purchase of working interest in oil and gas property	-	(118,259)

Net cash used in investing activities	(34,803)	(118,259)

Cash Flows from Financing Activities
Payment on short term note payable	(17,165)	-
Proceeds from subscriptions receivable Advances from related parties	- 17,830	122,665 -
Proceeds on sale of common stock	200,000	196,300

Net cash provided by financing activities	200,665	318,965

Increase (decrease) in cash during the period	9,829	(77,873)

Cash, beginning of the period	7,876	85,796

Cash, end of the period	$ 17,705	$ 7,923

Supplemental disclosures of cash flow information

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non Cash Investing and Financing information
Forgiveness of debt by related party	144,300	-
Common stock issued to related party for exchange of debt	107,413	-
Common stock issued to third party for exchange of debt	100,000	-
Transfer of investment in joint venture to unproved oil and gas properties due to dissolution of joint venture	139,959	-

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

September 30, 2008

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Item 310 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2007 Annual Report on Form 10-K. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations expected at the year ending December 31, 2008.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2008, the Company has an accumulated deficit of $9,563,475 and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3- INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”) and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  On August 2008, the partnership was dissolved and in exchange   the Company received 4.1667% working interest in three unproved oil and gas properties once held by the partnership. As of September 30, 2008 the Company paid $139,959 in anticipation of projects related to POP which were transferred from investment in joint venture to unproved oil and gas properties at the time the partnership was disolved.

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

September 30, 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by a former officer of the Company. Rent expense for the periods ending September 30, 2008 and 2007 was $0 and $10,927, respectively.

During the period ending September 30, 2008 and the year ending December 31, 2007, the Company had $25,000 and $224,860, respectively, in related party payables incurred for services rendered to the Company.  For the nine months ended September 30, 2008 and 2007, the Company paid $45,000 and $0, respectively, in management fees to related party.

The Company sold its interest in its non-oil sand projects to a related party for $250,000 during the year ended December 31, 2007.  The Company received a promissory note in the amount of $250,000, with an annual interest rate of 5%, as payment for these assets.  The note has no fixed repayment terms.  Any monies received by the Company from the projects in royalties will be deducted first from the interest due the Company from the promissory note and then applied to the principle balance of the note.  During the nine months ended September 30, 2008, the Company had received $27,973 in cash for royalties and the sale of a non-oil sand project of which $9,950 was recorded as interest income with the remaining $18,003 applied to the promissory note as a gain on the sale of assets.

A gain from the sale or accrued interest income on the promissory note will only be recorded in the financial statements upon receipt of cash because the sale may not meet all the conditions required for revenue recognition.  The sale is to a related party in a non-arms length transaction, no cash was involved   in the consideration, and collectability is not reasonably assured. As at September 30, 2008, the promissory note had a principle balance of $231,997.

In April 2008, a related party agreed to forgive the Company $144,300 of outstanding debt and in May 2008, and one related and one former related party agreed to debt settlement whereby $107,413 in debt would be exchanged for 10,741,250 common shares at $0.01 per share.  Due to the related party nature of the transaction the amount was treated as a contribution to capital.

NOTE 5- COMMON STOCK

During the nine months ended September 30, 2008, the Company raised $200,000 in cash pursuant to a private placement by issuing 20,000,000 units at $0.01 per unit.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant will entitle the subscriber to purchase one common share for a three year period after the closing date at a price of $0.015 per share.  The warrants had a fair value of $295,567.  The fair value of these warrants was calculated using the Black-Scholes Model include (1) 3.50% discount rate, (2) warrant life of 3 years, (3) expected volatility of 279%, and (4) zero expected dividends.

During this same period, three debtors, two formally related, and one non-related, agreed to exchange $207,413 in debt for 20,741,250 common shares at $0.01 per share.  There was no gain or loss on extinguishment of debt.

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

September 30, 2008

NOTE 6 - STOCK OPTIONS

The fair value of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2007: risk-free interest rate of 4.24% to 4.13%; volatility of 25% to 155%; and a life ranging from three months to one year.

During the nine months ended September 30, 2008, 1,500,000 stock options were extended from May 21, 2008 to July 1, 2009 and valued at $18,625 or $0.0124 per option.  This amount was expensed during the period.  As of September 30, 2008, the Company had stock options outstanding, equivalent to 66,500,000 common stock shares.  See subsequent event note for additional information on stock options.

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

Capital Commitments

At September 30, 2008, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 3. No accruals have been made in the accompanying financial statements for these amounts.

The Company has no oil sand lease payments due in September 2008 and October 2008.

NOTE 8- SUBSEQUENT EVENTS

Subsequent to nine months ended September 30, 2008, the Company extended the term for 64,500,000 stock options from November 1, 2008 to November 1, 2009.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2008, we had current assets of $19,996 and current liabilities of $158,233 as compared to current assets of $11,355 and current liabilities of $499,966 as of December 31, 2007.  As such, as of September 30, 2008, we had working capital deficit of $138,237 as compared to a working capital deficit of $488,611 as of December 31, 2007.  Current liabilities at September 30, 2008, primarily consisted of accounts payable.  Current liabilities at December 31, 2007, primarily consisted of accounts payable and related party payables.  Our total assets increased from $269,741 at December 31, 2007 to $334,265 at September 30, 2008, mainly due to an increase in other assets.  Our current liabilities decreased by $341,733 from December 31, 2007 to September 30, 2008, due mainly to a decrease in accounts payable and a decrease in related party payables. These decreases were due to a forgiveness of debt from a former related party and from a debt settlement with one current related party, one former related party and one consultant.

During the nine months ended September 30, 2008, our operating activities used cash of $156,033, the majority of which consisted of our net loss of $185,403 and a decrease in accounts payable of $17,643, partially offset by an increase in related party payables of $26,959 and an increase in stock options granted for consulting fees of $18,625, as well as other items.  During the nine months ended September 30, 2007, our operating activities used cash of $278,578, the majority of which consisted of our net loss of $621,737 and a decrease in related party payables of $54,811, partially offset by stock options granted for consulting fees of $227,636 and an increase in accounts payables of $166,114, as well as other items.

During the nine months ended September 30, 2008, our investing activities used cash of $34,803, as opposed to $118,259 in the nine months ended September 30, 2007.  The use of cash in the nine months ended September 30, 2008 was mainly attributable to coal property bids. The use of cash in the nine months ended September 30, 2007, was only attributable to the purchase of working interests in oil and gas properties.

During the nine months ended September 30, 2008, our financing activities provided us $200,665, which consisted of proceeds from sale of common stock of $200,000, partially offset by payment of a short term note payable of $17,165 and advances from related parties of $17,830.  During the nine months ended September 30, 2007, our financing activities provided us $318,965, which was paid to us from subscriptions receivable of $122,665 and from proceeds on sale of common stock of $196,300.

We expect total cash commitments for the remainder of the fiscal year to be approximately $70,000.  The majority of the $133,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $10,000 for legal fees, $15,000 for accounting fees, $15,000 for management fees, $20,000 for consulting fees and the remainder in general working capital.

We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2008.

We previously owned 104,071 limited partnership units in the Patch Oilsands Limited Partnership (“POLP”), before the POLP dissolved.  The POLP acquired three oil sands leases in the Muskwa area

(“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. While the POLP was in existence, we were obligated to pay our proportionate share, being 5%, of the POLP’s costs on the Muskwa Leases.  We received a cash call for our portion of the April 2008 annual rental payments to the Alberta Crown of approximately $167 for the Muskwa leases, which we have paid.  On August 28, 2008, the POLP was dissolved.  A copy of the Notice of Winding-Up of Limited Partnership is attached as  Exhibit 10.1 to this Quarterly Report.   Our interests in the various POLP properties are now held in trust for our exclusive benefit by Patch Oilsands Ltd., as trustee, pursuant to a Declaration of Trust.  A copy of that Declaration of Trust is attached as Exhibit 10.2 to this Quarterly Report.

Pursuant to the dissolution of the POLP, the assets of the POLP were distributed to each member of the POLP as undivided interests in lieu of the distribution set out in section 13.2 of the Partnership Agreement. As a result, Patch Oilsands Ltd. currently holds in trust our out interest in the assets of the POLP.

We also own interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  For the remainder of fiscal 2008, we do not have any annual rental payments due to the Alberta Crown for our Alberta Oil Sands leases.  As of the date of this Quarterly Report, we had incurred $21,322 in annual rental payments to the Alberta Crown for eleven Alberta Oil Sands leases.

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

Results of Operations.

Our Statement of Operations for the three and nine months ended September 30, 2008 indicated a net loss of $25,731 (nil per common share) and $185,403 (nil per common share), compared to a net loss of $35,799 (nil per common share) and $621,737 (nil per common share), for the three and nine months ended September 30, 2007.  Revenue from operations for the three and nine months ended September 30, 2008, were $Nil and $Nil, compared to $1,932 and $6,017 for the three and nine months ended September 30, 2007, because of the sale of our revenue producing non-oil sand properties in November 2007.

For the three and nine months ended September 30, 2008, we had loss from operations of $29,990 and $195,353, compared to $35,799 and $621,737 for the three and nine months ended September 30, 2007.  The decrease of total expenses of $5,809, from $35,799 for the three months ended September 30, 2007, compared to $29,990 for the three months ended September 30, 2008, resulted primarily from a decrease in stock options granted for consulting as well as to decreases in management fees, legal and professional fees, and general and administrative fees.  The decrease of total expenses of $429,703, from $621,737 during the nine months ended September 30, 2007 to $192,034 during the nine months ended September 30, 2008, resulted primarily from a decrease in stock options granted for consulting and consulting fees incurred of $347,421 and from a decrease in general and administrative expenses of $95,654.

General and administrative expenses for the three and nine months ended September 30, 2008, were $1,995 and $18,659, compared to $11,185 and $114,313 for the three and nine months ended September 30, 2007.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on our evaluation, the our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

There were no unregistered sales during the period July 1, 2008 until September 30, 2008.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Non-applicable

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non-applicable

ITEM 5

OTHER INFORMATION

During the nine months ended September 30, 2008, we bid on various coal permits in east central Saskatchewan, Canada and advanced $34,653 to the Saskatchewan Ministry of Energy and Resources in consideration of the permits.  We have received a Letter of Comfort which indicates that we have priority in regards to some of the for coal permits we have applied for.  There are no guarantees that any of these proposed permits will be awarded to us.  We expect to receive a partial refund for any of our unsuccessful bids.

Subsequent to nine months ended September 30, 2008, we extended the term for 64,500,000 stock options from November 1, 2008 to November 1, 2009.

ITEM 6

EXHIBITS

Exhibit No.

10.1

Notice of Winding-Up of Limited Partnership dated June 16, 2008, effective August 28, 2008

10.2

Declaration of Trust dated June 15, 2008

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

Date:   November 12, 2008