Form 10-K
period 2008-12-31
MICRON ENVIRO SYSTEMS INC
filed 2009-03-31
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

incorporation or organization)

#121 - 8 Bond Street

Great Neck, NY             USA                            11021

(Address of principal executive offices)            (Zip Code)

(315) 307-8136

(Registrant's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act:

Title of Each Class: Name of Each Exchange on which Registered:

None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

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

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (450,206,748 shares) was approximately $3,151,447 based on the average closing bid and asked prices ($0.007) for the common stock on March 30, 2009.

At March 30, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value was 453,586,748 shares.

PART I

Item 1. Description of Business.

Our Development. We were originally incorporated in Nevada on January 23, 1998 as “Strathcona Capital Corp.”  On January 22, 1999, we changed our name to “Micron Enviro Systems, Inc.”

Our executive offices are located in Great Neck, New York, USA.  Our telephone number is (315) 307-8136.

Our Current Business. We were an exploration stage oil and gas company from May 19, 2001 though to December 31, 2003.  Since January 1, 2004, we have been considered an operating company, though we have a non-operating interest in our properties. Other companies conduct the drilling operations on our properties; these are the operators on each property.  We do not conduct the operations on the properties nor do we plan to.

Leismer Oil Sands Prospect (Alberta Oil Sands of Alberta, Canada)

In February 2006, we entered into a Letter of Intent to acquire a limited partnership interest in the Patch Oilsands Limited Partnership (“POLP” or “Partnership”), and on May 31, 2006, we finalized our acquisition of 104,071 limited partnership units in the POLP, by executing the formal documentation (whereby we acquired units in the POLP) and by paying cash of $139,809.

On August 28, 2008, the POLP was dissolved.   Our interests, a 4.1667% net interest, in this prospect in the various POLP properties are now held in trust for our exclusive benefit by Patch Oilsands Ltd., as trustee, pursuant to a Declaration of Trust.

In February 2006, before the POLP was dissolved, it entered into a farmout and participation agreement with Bounty Development Ltd. (“Bounty”), and thereby acquired an 80% working interest in a 120 hectacre block of land located in the Athabasca Oil Sands region of Alberta, Canada.  This land comprises of half the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256  (the “Leismer Oil Sands Prospect”).  The POLP also acquired an option to acquire up to an 80% interest in an adjacent block of which is the other half of the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256 which was already acquired (“Option Land”).  The POLP paid $2,600,000 CDN in cash and provided 175,000 common shares of Patch Energy Inc. (“Patch”), for the Leismer Oil Sands Prospect and the Option Land.  Patch is a public company, who was the general partner of the POLP when the POLP was formed.  In order to exercise the option on the Option Land, the POLP had to pay $1,300,000 CDN in cash and provided 100,000 common shares of Patch by April 1, 2007.  By amending agreement dated October 16, 2006, the POLP was given an extension until April 21, 2008 to exercise its option on the Option Land.  This option expired unexercised.

Bounty is the operator of the Leismer Oil Sands Prospect.  During the year ended December 31, 2006, the POLP paid CDN$512,575 to Bounty for drilling and seismic work on the Leismer Oil Sands Prospect.  Our share of this was 5%, or approximately CDN$25,629, which we paid during the year ended December 31, 2006.  There were no cash calls or payments made on the Leismer Oil Sands Prospect during the year ended December 31, 2008.

The Leismer test well 6-19-77-9W4 was drilled in January 2007.  It was drilled to approximately 1,230 feet in depth and targeted the McMurray formation.  The seismic was completed and analyzed.  .  Based on this data, the thickness of the McMurray Oil Sands Formation could be 22 metres (72 feet).

Bounty Development Ltd is the operator and a 20% partner on the Leismer Oil Sands prospect.   It is at their discretion as to if and when additional work will be performed on the Leismer Oil Sands Prospect.  We currently do not have any outstanding cash calls on this prospect.  If and when, Bounty recommends a further work program on the Leismer Oil Sands Prospect, our cost will be 5% of the total, in order for us to maintain our 4.1667% net interest in this prospect.

Muskwa Leases (Alberta Oil Sands of Alberta, Canada)

Pursuant to a Purchase Agreement dated April 13, 2006, prior to the POLP being dissolved, it also acquired three oil sands leases in the Muskwa area (“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government, for a total of $473,856 CAD.  In total, the Muskwa Leases comprise 1,024 hectares.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. Prior to a project’s “payout” (The point at which the developer has recovered all allowed costs plus a return allowance), the applicable royalty is 1% of the project's gross revenue. Following a project's payout, the applicable royalty rate is the greater of 25% of project net revenue, or 1% of gross revenue.  We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.  We have not yet received a cash call for our portion of the April 2007, April 2008 or April 2009 annual rental payments to the Alberta Crown but have been informed by Patch that the payments have been made.  In March 2007, when Patch sold its interest in the POLP, it retained its interest in the Muskwa Leases.   We have retained our interest in the Muskwa Leases and our interest is now held in trust for our exclusive benefit by Patch Oilsands Ltd., as trustee, pursuant to a Declaration of Trust.

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

Oil Sands Leases (Alberta Oil Sands of Alberta, Canada)

During the year ended December 31, 2007, we acquired interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  Subsequent to the year ended December 31, 2008, we dropped our 50% interest in six leases  and we dropped our 100% interest in one lease, as well as the related costs of $67,152 were written off during the year ended December 31, 2008.  The map below shows the general location of the Alberta Oil Sands.

We acquired the eleven leases from the Alberta Crown, which is the Alberta provincial government, at six separate Alberta Crown land sales in January, February, March, June and July 2007.  The leases give us the right to “drill for, win, work, recover and remove” oil sands that are owned by the Crown.  Mineral rights owned by the Alberta Crown are managed by the Department of Energy on behalf of the citizens of the province of Alberta. Oil sands tenure is the system through which Crown-owned oil sands rights are leased and administered. Alberta’s tenure system generates revenue by granting the right to produce oil sands products. Oil sands royalty is the system through which the Crown—as the owner of the province’s oil sands—receives a share of the economic rent generated from the development of that resource. The Alberta Crown receives a royalty—a share of recovery of oil sands products or equivalent revenue—from its oil sands rights leased to oil and gas companies.

At each of the six land sales, a private company made bids for leases on our behalf.  We acquired a 50% interest in seven of the leases, a 100% interest in one lease and a 5% interest in three of the leases.    The remaining interest in all eleven of the leases is held by Habanero, who was a related party at the time of the land sales.  In connection with each of the eleven leases we acquired, we paid our applicable percentage (i.e. 50% of seven leases, 100% of one lease and 5% of three leases) of the following: (a) total bid price per hectare; (b) $3.50 Canadian Dollars per hectare for the annual rental payable to the Alberta Crown; and (c) $625 Canadian Dollars per lease parcel.  Each lease lasts for fifteen years and an annual rental of $3.50 Canadian Dollars per hectare is payable to the Alberta Crown on the anniversary date of each lease.  In total, we spent approximately $118,259 for our interests in these leases.  Subsequent to December 31, 2008, we dropped six leases that we had a 50% interest in and one lease that we had a 100% interest in.  More detailed information on the leases we acquired is provided below. The following map is a more detailed view of the Alberta oil sands:

At the Alberta Crown land sale held on January 10, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407010591 with a bid of $35,290.52 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,536 hectacres.    We had a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $14,644.76 Canadian Dollars share of the bid price, our $2,688 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $17,645.26 Canadian Dollars.  In January 2008, Habanero made the full annual rental price of $5,376 on both of our behalf.  Our share was $2,688, which we paid Habanero during the year ended December 31, 2008.  On January 15, 2009, we dropped our interest in this lease and wrote-off $15,005 in related costs during the year ended December 31, 2008.  A legal description of this lease is given below.

Lease Number	7407010591
Legal Description	4-21-093: 19;30; 31
4-22-093: 24; 25; 36
Gross Hectares	1,536

At the Alberta Crown land sale held on January 24, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407010633 with a bid of $50,000.00 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 1,024 hectacres.    We

had a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $22,895.50 Canadian Dollars share of the bid price, our $1,792 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $25,000.00 Canadian Dollars.  In January 2008, Habanero made the full annual rental price of $3,584 on both of our behalf.  Our share was $1,792, which we paid Habanero during the year ended December 31, 2008.  On January 15, 2009, we dropped our interest in this lease and wrote-off $21,260 in related costs during the year ended December 31, 2008.  A legal description of this lease is given below.

Lease Number	7407010633
Legal Description	5-18-088: 29-32
Gross Hectares	1,024

At the Alberta Crown land sale held on February 7, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to the five leases described below.

The first such lease, Oil Sands Lease number 7407020015 was acquired with a bid of $99,993.96 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 512 hectacres.    We have a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $48,788.48 Canadian Dollars share of the bid price, our $896 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $49,996.98 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of $1,792 on both of our behalf.  Our share was $896, which we paid Habanero during the year ended December 31, 2008.  As of the Date of this Report, we had paid for the 2009 annual rental of this lease.  A legal description of this lease is given below.

Lease Number	7407020015
Legal Description	4-10-089: 25; 26
Gross Hectares	512

The second such lease, Oil Sands Lease number 7407020037 was acquired with a bid of $6,656.36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectares.    We had a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of $896 on both of our behalf.  Our share was $448, which we paid Habanero during the year ended December 31, 2008.  On February 12, 2009, we dropped our interest in this lease and wrote-off $2,834 in related costs during the year ended December 31, 2008.  A legal description of this lease is given below.

Lease Number	7407020037
Legal Description	5-18-088: 25
Gross Hectares	256

The third such lease, Oil Sands Lease number 7407020038 was acquired with a bid of $6,656.36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectares.    We had a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2,567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of $896 on both of our behalf.  Our share was $448, which we paid Habanero during the year ended December 31, 2008.  On February 12, 2009, we dropped our interest in this lease and wrote-off $2,834 in related costs during the year ended December 31, 2008.  A legal description of this lease is given below.

Lease Number	7407020038
Legal Description	5-18-088: 26
Gross Hectares	256

The fourth such lease, Oil Sands Lease number 7407020039 was acquired with a bid of $6,656.36 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectares.    We had a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $2,567.68 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $3,328.18 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of $896 on both of our behalf.  Our share was $448, which we paid Habanero during the year ended December 31, 2008.  On February 12, 2009, we dropped our interest in this lease and wrote-off $2,834 in related costs during the year ended December 31, 2008.  A legal description of this lease is given below.

Lease Number	7407020039
Legal Description	5-18-088: 27
Gross Hectares	256

The fifth such lease, Oil Sands Lease number 7407020040 was acquired with a bid of $8,973.16 Canadian Dollars.  This oil sands lease is in the Peace River Oil Sands, below the top of the Peace River formation to the base of the Pekisko formation, and is 256 hectares.    We had a 50% interest in this lease, with Habanero holding the other 50%.  In connection with this lease, we paid to the Alberta Crown our $3,726.08 Canadian Dollars share of the bid price, our $448 Canadian Dollars share of the annual rental and our $312.50 Canadian Dollars share of the one-time fee, for a total of $4,486.58 Canadian Dollars.  In February 2008, Habanero made the full annual rental price of $896 on both of our behalf.  Our share was $448, which we paid Habanero during the year ended December 31, 2008.  On February 12, 2009, we dropped our interest in this lease and wrote-off $3,820 in related costs during the year ended December 31, 2008.  A legal description of this lease is given below.

Lease Number	7407020040
Legal Description	5-18-088: 28
Gross Hectares	256

At the Alberta Crown land sale held on March 21, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407030900 with a bid of $21,637.48 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,024 hectares.    We have a 100% interest in this lease.  In connection with this lease, we paid to the Alberta Crown the $17,428.48 Canadian Dollars bid price, $3,584 Canadian Dollars for the annual rental and $625 Canadian Dollars for the one-time fee, for a total of $21,637.48 Canadian Dollars.  We paid $3,690 Canadian Dollars for the 2008 annual rental of this lease which included a $106 Canadian Dollars handling fee.  On March 16, 2009, we dropped our interest in this lease and wrote-off $18,566 in related costs during the year ended December 31, 2008.  A legal description of this lease is given below.

Lease Number	7407030900
Legal Description	4-21-093: 25; 26; 35; 36
Gross Hectares	1,024

At the Alberta Crown land sale held on June 27, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to the two leases described below.

The first such lease, Oil Sands Lease number 7407060373 was acquired with a bid of $64,548.20 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 2,560 hectares.    We have a 5% interest in this lease, with Habanero holding the other 95%.  In connection with this lease, we paid to the Alberta Crown our $2,748.16 Canadian Dollars share of the bid price, our $448.00 Canadian Dollars share of the annual rental and our $31.25 Canadian Dollars share of the one-time fee, for a total of $3,227.41 Canadian Dollars.  In July 2008, we paid $456 for our share of the 2008 annual rental price.  A legal description of this lease is given below.

Lease Number	7407060373
Legal Description	4-15-075: 27-34
4-15-076: 5;6
Gross Hectares	2,560

The second such lease, Oil Sands Lease number 7407060374 was acquired with a bid of $77,363.56 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,536 hectares.    We have a 5% interest in this lease, with Habanero holding the other 95%.  In connection with this lease, we paid to the Alberta Crown our $3,299.33 Canadian Dollars share of the bid price, our $537.60 Canadian Dollars share of the annual rental and our $31.25 Canadian Dollars share of the one-time fee, for a total of $3,868.18

Canadian Dollars.  In July 2008, we paid $547 for our share of the 2008 annual rental price.  A legal description of this lease is given below.

Lease Number	7407060374
Legal Description	4-17-078 13-15;
22-27;34-36
Gross Hectares	3,072

At the Alberta Crown land sale held on July 11, 2007, a private company bid on various oil sands parcels on our behalf and was successful in acquiring rights to Oil Sands Lease number 7407070281 with a bid of $40,000.00 Canadian Dollars.  This oil sands lease is in the Athabasca Oil Sands, below the top of the Viking formation to the base of the Woodbend Group, and is 1,024 hectares.    We have a 5% interest in this lease, with Habanero holding the other 95%.  In connection with this lease, we paid to the Alberta Crown our $1,789.55 Canadian Dollars share of the bid price, our $179.20 Canadian Dollars share of the annual rental and our $31.25 Canadian Dollars share of the one-time fee, for a total of $2,000 Canadian Dollars.  In July 2008, we paid $177 for our share of the 2008 annual rental price.  A legal description of this lease is given below.

Lease Number	7407070281
Legal Description	4-10-089: 13;14;23;24
Gross Hectares	1,024

As of the date of this Report, we have not begun work or hired an operator in connection with any of the leases described above.

Coal Leases ( Saskatchewan, Canada)

During the year ended December 31, 2008, we applied to the Saskatchewan Ministry of Energy and Resources for 29,952 hectares or approximately 74,011 acres of coal leases in Saskatchewan, Canada. As of the date of this Annual Report we have received final approval on coal permits covering 17,981 hectares or approximately 44,433 acres. We have not yet had a response back on all the permits we have applied for. The permits are subject to government approval and are refundable if the applications are unsuccessful. We have had some permits rejected and received a refund of CAD $10,416 on the associated permits. We are still waiting to find out if we will receive further permit approvals. Management currently intends to formulate a drill program and/or intends to look for a joint venture the acreage with other companies whose lands border our property. However a definite plan will not be implemented until we have been notified in regards to all the outstanding permit applications.

The map below shows the general location of the Saskatchewan coal leases:

Our coal permits lie within Central Saskatchewan, proximal to the sedimentary edge of the Western Canada Sedimentary Basin. The property sits on top of the Mannville Group, with the underlying Devonian carbonate Ashern Formation to the Northeast and the overlying Cretaceous Lower Colorado Group to the Southwest.

The Mannville Group is a primarily non-marine sandstone and shale unit, early Cretaceous in age. The Lower Mannville consists of non-marine clastic sedimentation shed as alluvial plains and deltaic deposits sourced from and due to the mountain building to the west. This allowed for peat accumulation, which gave rise to the development of extensive coal seams. The Upper Mannville was deposited primarily as continental to transitional marine sediments during the withdrawal of the inland sea. This again allowed for great amounts of peat accumulation leading to numerous coal beds being deposited, with individual beds reaching 4.5 m in thickness, or greater and cumulative thicknesses upwards to over 12 m.

In order to obtain a final permit for any coal leases in Saskatchewan, we first have to apply for  specific leases and include in the application a sketch or plan at a scale of 1:50,000, $100 Canadian Dollar fee per application, and the first year rental fee of $1 Canadian Dollar per hectare.  Also, required with the submission are details of the exploration operations intended to be carried out on the proposed lands and details of the expenditures intended in carrying out those operations.  Once all the applications documents are received,  the Saskatchewan Ministry of Energy and Resources searches to see if anyone else has applied for a permit for the leases in question, if no application has been received prior to ours then the Ministry issues a Letter of Comfort stating that we have priority on those leases.  At a later date, the Saskatchewan Ministry of Energy and Resources reviews all the documents to make sure that the final application is in good standing and then issues final coal permit.  Final permits grant us the right to explore and mine for coal.

On May 1, 2008, we applied to the Saskatchewan Ministry of Energy and Resources for 12 coal leases for a total of 9,216 hectares or approximately 22,772 acres.  These leases are located in East Central Saskatchewan, Canada.  Township 55, Range 31, Meridian 1 and include all sections 1-36 in the township.  Each lease application consists of three sections, or 768 hectares or approximately 1,898 acres).  The cost for each lease application is $1 per hectare (Canadian Dollars) plus $100 Canadian dollars per application for a total of $878 Canadian Dollars per lease application.   For these lease applications we paid $10,416 Canadian Dollars for this application in acquisition costs for the leases.  We received Comfort Letters from the Saskatchewan Ministry of Energy and Resources covering 33 sections of the 36 applied for.  Comfort Letters indicate that our applications was submitted to the Saskatchewan Ministry of Energy and Resources before all other applications and provide us priority over any other applications made in regards to the same land applied for by any other company.  Comfort Letters do not guarantee that the application will be approved.

In December 2008, the Government of Saskatchewan indicated that these leases were on Crown reserve land, therefore permits may not be granted to anyone on this land.  Subsequent to December 31, 2008, we received a refund $10,416 Canadian Dollars for these applications.

On May 9, 2008, we applied to the Saskatchewan Ministry of Energy and Resources for two additional blocks of coal leases.  One block included 12 leases for the entire Township 55, Range 02, Meridian 2 which was sections 1-36 or 9,216 hectares or approximately 22,772 acres.   The other block was located in Township 55, Range 01, Meridian 02 and included nine leases including sections 10-36 or 6,912 hectare or approximately 17,080 acres. There blocks are located in East Central Saskatchewan in close proximity to the previously applied for lands.  We paid $18,228 Canadian Dollars for this application in acquisition costs for the leases.  We received Comfort Letters from the Saskatchewan Ministry of Energy and Resources granting priority to all the lands applied for on May 9, 2008.  In November 2008, we received final government approval for 9,088 hectares out of 9,216 hectares applied for on the first block of leases, and we received approval for 4,930 hectares out of 6,912 hectares applied for on the second block of leases.

In June 2008, we applied to the Saskatchewan Ministry of Energy and Resources for six additional coal leases in East Central Saskatchewan in close proximity to the previously applied for lands.  This application was for sections 1-18, consisting of 4,608 hecatres or approximately 11,385 acres, located in Township 55, Range 03, Meridian 02.  We paid $5,208 Canadian Dollars for this application in acquisition costs for the leases.  In July 2008, we received Comfort Letters from the Saskatchewan Ministry of Energy and Resources granting priority granting priority to all 18 sections applied for.  In December 2008, we received final government approval on portions of 17 out of 18 sections applied for which total 3,968 hectares or approximately 9,805 acres.

Rental payments are due one year on the anniversary of the granting of the final approval of the coal leases.  The rental permit is $1 per hectare per year (Canadian Dollars).  If we hold the rental permits beyond three years, the rent increases to $2 per hectar per year (Canadian Dollars).  If and when, we commence mining the lease rent increases to $5.50 per hectare per year (Canadian Dollars).

Total Oil & Gas Properties

We did not produce any oil and gas in the year ended December 31, 2008, due to the disposal of our developed land to Giddy Up Capital, LLC in 2007 described below under Prior and Discontinued Businesses.  The total amount of oil and gas we produced from all our interests was 126.48 barrels of oil and 371.23 Mcf of gas in the year ended December 31, 2007.

The average price of oil that we received for our interests was $74.90 per barrel in the year ended December 31, 2007.   The average price of gas that we received for our interests was $7.66/Mcf in the year ended December 31, 2007.

We had an interest in a total of 0 and 13 gross wells, respectively, as of December 31, 2008 and 2007.   The net well calculation consists of the total number of wells that we had drilled which we had an interest in multiplied by our working interest in each well.  We had a total of 0 and 0.355 net wells as of December 31, 2008 and 2007.

We did not have any net acres of developed land under lease for use in oil and gas operations as of December 31, 2008 and 2007, due to the disposal of our developed land to Giddy Up Capital, LLC described below during 2007.  The net acres of undeveloped land under lease for use in oil and gas operations that we had as of December 31, 2008 was 8,533 acres.  The net acres of undeveloped land under lease for use in oil and gas operations that we had as of December 31, 2007 was 8,532.12 acres.

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

Our Prior & Discontinued Businesses.

In February 2002, we acquired a 5% working interest, and a 2.5% net revenue interest in an oil and gas program in Stephens County, Texas referred to as the Green Ranch Prospect.  In consideration, we paid $45,548 for the initial well, $102,483 for the subsequent four wells, as well as for our proportionate share of the balance of the drilling and completion costs.  The first well, the Z1 Well, was drilled and produced gas.  On November 27, 2002, for consideration of $10,000, we increased our net revenue interest in the second well, the Z2 Well, from 2.5% to 3.9%, while our working interest remained at 5%.  The Z2 well produced oil and gas.  Later we did not consent to the rework of the Z2 Well, therefore 400% of our portion of the reworking costs were to be recovered before we could collect our 3.9%.  The Z2 Well produced a very small amount of gas, therefore we did not expect to ever be able to back-in for our interest in the well.  In May 2006, we received an offer from the operator of the Green Ranch Prospect to sell the Z1 well for approximately $5,685, which we accepted, however we have not yet received the funds.  Another company which has a 50% interest on the Z1 has not yet signed off on the sale of the Z1 well and the matter is halted pending their decision.  There is no assurance we will ever receive the funds from this sale and we are no longer receiving revenue from the Green Ranch Prospect, therefore during the year ended December 31, 2006, we abandoned the project.   In November 2007, we sold our interest in this prospect to Giddy Up, as described in detail below.

On November 27, 2007, we sold our interests in all of our non-oil sands prospects to Giddy Up for $250,000.  Specifically we sold our interests in the Green Ranch Prospect, the Kerrobert Prospect and the Martex Prospect.  Giddy Up is a related party in that its managing partner, Bradley Rudman, is also our president, CFO and one of our directors. As payment, Giddy Up signed a promissory note for $250,000 payable to us, with interest accruing at 5% per annum on the unpaid balance.  The note has no fixed repayment terms.  The properties are still held in our name and will not be transferred into Giddy Up’s name until the promissory note has been paid in full.   Any moneys generated in revenue from these projects will paid directly to us and deducted first from the interest due to us from the promissory note and then applied to the principle balance of the note, until the promissory note is paid in full.  Once the entire promissory note, including interest, has been paid then all revenues from these prospects will be paid directly to Giddy Up.  We sold these properties in order to focus on our oils sands properties and leases.

In March 2003, we entered into a participation agreement with Patch Energy Inc., whereby we were able to earn a 3.5% net revenue interest in an oil and gas property located in Saskatchewan, Canada (the “Kerrobert Project”) for consideration of incurring 5% of the costs associated with the drilling program. This was a related party transaction at the time of the agreement as the president of Patch Energy Inc. at the time, David Stadnyk, was also one of our consultants.  In May 2003, we entered into a participation agreement with Habanero, whereby we assigned Habanero 30% of our net revenue interest in the Kerrobert Project, in exchange for Habanero paying 30% of our exploration and drilling costs.  This resulted in us maintaining a 3.5% working interest and a 2.45% net revenue interest in the Kerrobert Project.  Habanero was a related party at the time we entered into the agreement as Negar Towfigh, was our corporate secretary, and she is a member of their board of directors.  We paid a total of $20,007 on this prospect.  A total of nine wells were drilled and completed on this property, and we received revenue from these wells during the year ended December 31, 2007.  In November 2007, we sold our interest in this prospect to Giddy Up.

In September 2003, we entered into a participation agreement with The Cumming Company, Inc., whereby we paid $425 for a 1% working interest and a 0.8% net revenue interest in the Marble Falls Rework Project in Jack County and Palo Pinto County, Texas (“Martex Prospect”).  We paid $6,945 for our share of costs attributed to these wells.  In February 2004, we entered into an additional participation agreement with The Cumming Company, Inc., whereby we paid $750 for a 1% working interest and 0.8% net revenue interest in five additional wells on the Martex Prospect. We paid a total of $15,968 for our share of costs attributed to these wells.  In October 2004, we entered into a third participation agreement with The Cumming Company, Inc., whereby we received a 1% working interest and a 0.75% net revenue interest in the Stuart 60 #8 Well re-entry project.  We paid $2,610 for our share of costs attributed to this well.  Seven wells were drilled by the operator, the Cumming Company, on the Martex Prospect that we were involved in. All seven wells produced gas and one also produced oil, which we received revenue from.   In July 2005, we were informed by Cumming that they were not proceeding to drill two of the wells and were cancelling the exchange of two other wells and they us refunded $2,979 and a further $3,370 in June 2006.  In September 2006, one of the wells was sold and we received $742 in proceeds.  In November 2007, we sold our interest in this prospect to Giddy Up.

Certain Definitions.

Barrel of Oil - 42 U.S. Gallons at 60•F. A net barrel refers to a quantity of oil net of the BS&W content.

Blowout - An uncontrolled flow of oil, gas, water or mud from a wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

Comfort Letter – A letter for the Saskatchewan Ministry of Energy and Resources which includes a list of dispositions applied for, the dates of the submissions, land description, boundary plan, affirmation of fee payment and first year rent, the allocated Coal Prospecting Permit (CPP) numbers, and if the submission has priority over other applications

Completion (well) - All operations (tubing, installation of valves, wellhead, etc.) to bring a production well into operation.

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

Hectare – One hectare is the equivalent of 2.471054 acres

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

Township - Every township is divided into thirty-six sections, each section is about one-mile (1.6 km) square or approximately 640 acres or 256 hectares

Working Interest - The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Item 1A. Risk Factors.

Not Required.

Item 1B. Unresolved Staff Comments.

Not Required.

Item 2. Properties.

Our Property. During the fiscal year ended December 31, 2008 we held working interest in the following properties:

Patch Oilsands Limited Partnership (Oilsands of Alberta, Canada)

In February 2006, we entered into Letter of Intent to acquire a limited partnership interest in the Patch Oilsands Limited Partnership (“POLP” or “Partnership”), and on May 31, 2006, we finalized our acquisition of 104,071 limited partnership units in the POLP, by executing the formal documentation (whereby we acquired units in the POLP) and by paying cash of $139,809.  The POLP was formed with the goal of acquiring working interests and/or leases in Alberta Oil Sands properties with the goal of developing or selling the assets. Our 104,071 limited partnership units in the POLP were equal to a 4.1667% net interest and a 5% working interest in the POLP’s properties.

In order for us to have maintained our 4.1667% net interest in the POLP, we were required to pay 5% of the ongoing costs that the POLP paid in cash and we were required to pay 4.1667% of the ongoing costs that Patch Energy Inc. (“Patch”), a public company, who was the general partner of the POLP when the POLP was formed, paid their share by way of common shares of their stock. The general partner at that time paid with common shares of their stock and we paid in cash 4.1667% of the value of the general partners’ share issuance.

On August 28, 2008, the POLP was dissolved.   Our 4.1667% net interest in the various POLP properties are now held in trust for our exclusive benefit by Patch Oilsands Ltd., as trustee, pursuant to a Declaration of Trust.  Pursuant to the dissolution of the POLP, the assets of the POLP were distributed to each member of the POLP as undivided interests in lieu of the distribution set out in section 13.2 of the Partnership Agreement. As a result, Patch Oilsands Ltd. currently holds in trust our out interest in the assets of the POLP.

Before the POLP was dissolved Habanero was also a minority limited partner in the POLP, owning units equal to a 20.833% net interest in the POLP’s properties.  We were a related party to Habanero when the POLP was formed, in that our CFO and Secretary at that time, Negar Towfigh, was also a director of Habanero.  Patch was the general partner when the POLP was originally formed as they owned units equal to a 75% net interest in the POLP’s properties.  One of our consultants at the time we entered into the POLP, David Stadnyk, was the president of Patch when we entered into the agreement but he resigned as president on April 7, 2006 and is no longer one of our consultants.

In March 2007, Patch sold its interest in the POLP to Great Northern Oilsands Inc. (“Great Northern”), who then became the general partner of the POLP through its ownership of Patch Oilsands Limited Partnership, but Patch retained its 75% net interest in the Muskwa Leases (defined below).   The Muskwa Leases were no longer part of the POLP and we now hold our interest in these leases directly.  In June 2008 agreement with Double Halo acquired 100% of Great Northern’s interest in the POLP and became the general partner.

Leismer Oil Sands Prospect (Alberta Oil Sands of Alberta, Canada)

In February 2006, we entered into a Letter of Intent to acquire a limited partnership interest in the Patch Oilsands Limited Partnership (“POLP” or “Partnership”), and on May 31, 2006, we finalized our acquisition of 104,071 limited partnership units in the POLP, by executing the formal documentation (whereby we acquired units in the POLP) and by paying cash of $139,809.

On August 28, 2008, the POLP was dissolved.   Our 4.1667% net interest in the various POLP properties are now held in trust for our exclusive benefit by Patch Oilsands Ltd., as trustee, pursuant to a Declaration of Trust.

In February 2006, before the POLP was dissolved, it entered into a farmout and participation agreement with Bounty Development Ltd. (“Bounty”), and thereby acquired an 80% working interest in a 120 hectacre block of land located in the Athabasca Oil Sands region of Alberta, Canada.  This land comprises of half the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256  (the “Leismer Oil Sands Prospect”).  The POLP also acquired an option to acquire up to an 80% interest in an adjacent block of which is the other half of the Leismer lease, Section 19, Township 77, Range 9, W4M-1-256 which was already acquired (“Option Land”).  The POLP paid $2,600,000 CDN in cash and provided 175,000 common shares of Patch Energy Inc. (“Patch”), for the Leismer Oil Sands Prospect and the Option Land.  Patch is a public company, who was the general partner of the POLP when the POLP was formed.  In order to exercise the option on the Option Land, the POLP had to pay $1,300,000 CDN in cash and provided 100,000 common shares of Patch by April 1, 2007.  By amending agreement dated October 16, 2006, the POLP was given an extension until April 21, 2008 to exercise its option on the Option Land.  This option expired unexercised.

Bounty is the operator of the Leismer Oil Sands Prospect.  During the year ended December 31, 2006, the POLP paid CDN$512,575 to Bounty for drilling and seismic work on the Leismer Oil Sands Prospect.  Our share of this was 5%, or approximately CDN$25,629, which we paid during the year ended December 31, 2006.  There were no cash calls or payments made on the Leismer Oil Sands Prospect during the year ended December 31, 2008.

The Leismer test well 6-19-77-9W4 was drilled in January 2007.  It was drilled to approximately 1,230 feet in depth and targeted the McMurray formation.  The seismic was completed and analyzed.  .  Based on this data, the thickness of the McMurray Oil Sands Formation could be 22 metres (72 feet).

Bounty Development Ltd is the operator and a 20% partner on the Leismer Oil Sands prospect.   It is at their discretion as to if and when additional work will be performed on the Leismer Oil Sands Prospect.  We currently do not have any outstanding cash calls on this prospect.  If and when, Bounty recommends a further work program on the Leismer Oil Sands Prospect, our cost will be 5% of the total, in order for us to maintain our 4.1667% net interest in this prospect.

Muskwa Leases (Alberta Oil Sands of Alberta, Canada)

Pursuant to a Purchase Agreement dated April 13, 2006, prior to the POLP being dissolved, it also acquired three oil sands leases in the Muskwa area (“Muskwa Leases”) of Alberta from the Alberta Crown, which is the Alberta government, for a total of $473,856 CAD.  In total, the Muskwa Leases comprise 1,024 hectares.  Each lease is 15-years, with annual rental payable to Alberta Crown of CAD $3.50 per hectare and there are also royalties due to the Alberta Crown if the properties go into production. Prior to a project’s “payout” (The point at which the developer has recovered all allowed costs plus a return allowance), the applicable royalty is 1% of the project's gross revenue. Following a project's payout, the applicable royalty rate is the greater of 25% of project net revenue, or 1% of gross revenue.  We must pay our proportionate share of 5% of the POLP’s costs on the Muskwa Leases.  We have not yet received a cash call for our portion of the April 2007, April 2008 or April 2009 annual rental payments to the Alberta Crown but have been informed by Patch that the payments have been made.  In March 2007, when Patch sold its interest in the POLP, it retained its interest in the Muskwa Leases.   We have retained out interest in the Muskwa Leases and our interest is now held in trust for our exclusive benefit by Patch Oilsands Ltd., as trustee, pursuant to a Declaration of Trust.

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

Oil Sands Leases (Alberta Oil Sands of Alberta, Canada)

During the year ended December 31, 2007, we acquired interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  Subsequent to the year ended December 31, 2008, we dropped our 50% interest in six leases  and we dropped our 100% interest in one lease, as well as the related costs of $67,152 were written off during the year ended December 31, 2008.  These leases are described above under Description of Business.  To date, no work has been conducted on any of these leases and there is no operator in place.

Coal

As of the date of this Annual Report we received final approval from the Saskatchewan Ministry of Energy and Resources on coal permits covering 17,981 hectares (approximately 44,433 acres).  We have not yet had a response back on all the permits we have applied for.  The permits are subject to government approval and are refundable if the applications are unsuccessful.  We have had some permits rejected and received refunds on the associated permits.  We are still waiting to find out if we will receive further permit approvals; however there is no guarantee that any more of these proposed permits will be awarded to us.  Once a response has been received on all outstanding applications, the board will establish a work plan for the coal prospects received.  These leases are described above under Description of Business.  To date, no work has been conducted on any of these leases and there is no operator in place.

Office Space

We occupy office space, consisting of 225 square feet, which is provided by our president, Bradley Rudman for no cost.

Item 3. Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4. Submission of Matters to Vote of Security Holders.

Not Applicable

PART II

Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Date	High	Low
First Quarter 2009	0.0089	0.0055
Fourth Quarter 2008	0.012	0.0035
Third Quarter 2008	0.023	0.011
Second Quarter 2008	0.04	0.01
First Quarter 2008	0.025	0.013
Fourth Quarter 2007	0.031	0.013
Third Quarter 2007	0.042	0.0216
Second Quarter 2007	0.057	0.03
First Quarter 2007	0.076	0.042

We are also listed on Frankfurt Stock Exchange under the trading symbol “NDDA” with a WKN of A0J3PY.

Holders. The approximate number of holders of record as of December 31, 2008 for our common shares were fifty three (53).  There are likely additional holders which hold their shares in street form, however we do not know who they are or how many shareholders hold their stock in street form.

Stock Options. During the year ended December 31, 2008, we did not grant any options.

On October 31, 2008, we extended the term for 64,500,000 stock options, with an exercise price of $0.016, from November 1, 2008 to November 1, 2009.

During the year ended December 31, 2008, no stock options were exercised.  As of December 31, 2008, there were 66,000,000 stock options unexercised and outstanding.

Dividends. There have been no cash or stock dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities.  During the year ended December 31, 2008, we did not sell any securities that were not registered under the Securities Act, except as follows:

In May 2008, Giddy Up agreed to a debt settlement whereby $30,000 of outstanding management fees was exchanged for 3,000,000 common shares at $0.01 per share.  Bradley Rudman, is also our president, CFO and one of our directors. He is also the managing partner of Giddy Up.   Mr. Rudman is US person and these common shares were issued in an unregistered transaction pursuant to Section 4(2) of the Securities Act of 1933.

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

Stock Repurchases. During the year ended December 31, 2008, we did not make any repurchases of our common stock.

Item 6. Selected Financial Data.

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

Liquidity and Capital Resources.

As of December 31, 2008, we had current assets of $26,433 and current liabilities of $171,922 as compared to current assets of $11,355 and current liabilities of $499,966 as of December 31, 2007.  As such, as of December 31, 2008, we had a working capital deficit of $145,489 as compared to a working capital deficit of $488,611 as of December 31, 2007.  The decrease in the working capital deficit between the two periods is primarily due to a decrease in accounts payable and accrued liabilities of $101,124 and a decrease of $209,755 in related party payables.  Our total assets decreased from $269,741 at December 31, 2007 to $242,593 at December 31, 2008, mainly due to dropping our interest in seven oil sands leases and writing off the related costs of $67,152.  However, our unproved oil & gas properties increased from $118,259 at December 31, 2007 to $191,066 at December 31, 2008, due to our $138,809 investment in the joint venture being re-classified to unproved oil & gas properties from December 31, 2007 to December 31, 2008.  Our total liabilities decreased from $499,966 at December 31, 2007 to $171,922 at December 31, 2008, mainly due to a decrease in accounts payable and accrued liabilities of $101,124 and a decrease of $209,755 in related party payables.  Our current liabilities for the year ended December 31, 2008, consisted of related party payables of $40,000 and accounts payable and accrued liabilities of $131,922.

During the year ended December 31, 2008, our operating activities used cash of $139,750, the majority of which consisted of our net loss of $392,809, partially offset by stock and stock options granted for consulting fees of $143,724 and the impairment of unproved oil and gas properties of $67,152, as well as other items.  During the year ended December 31, 2007, our operating activities used cash of $298,626, the majority of which consisted of our net loss of $1,493,032, partially offset by stock and stock options granted for consulting fees of $1,025,598 and decrease in accounts payable of $206,927, as well as other items.

During the year ended December 31, 2008, our investing activities used cash of $35,590, which was mainly due to our coal property permit applications.  During the year ended December 31, 2007, our investing activities used cash of $118,259, which was due entirely to our purchase of working interest in oil and gas properties.

During the year ended December 31, 2008, our financing activities provided us $182,835, which consisted of $200,000 in connection with a private placement partially offset by a payment on a short term note payable of $17,165 and other items.   During the year ended December 31, 2007, our financing activities provided us $338,965, which mainly consisted of $196,300 paid to us in connection with the exercise of stock options and $125,500 from payment on subscriptions receivable.

We expect total cash commitments for the year ended December 31, 2009 to be approximately $135,000 to fund our general and administrative expenses and cash commitments on oil and gas properties.  Currently, we are aware of $1,165 in Canadian Dollars due to the Alberta Crown for our portion of the annual payment on three of our oil sands for the year ending December 31, 2009.   The majority of the $135,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $15,000 for legal fees, $40,000 for accounting fees, $60,000 for management fees and the remainder in general working capital.

We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2009.    We plan to pay our expenses with the limited cash reserves that we currently have, from private placements of our common stock and from loans, however such funds may be insufficient to pay all of our expenses.

Additionally, during the year ending December 31, 2009, we may have cash commitments in connection with Muskwa Leases and the Leismer Oil Sands Prospect, though we do not currently expect to have commitments on either prospect.  These projects may call for additional sizable cash calls.  The timing and amount of the cash calls are at the discretion of the operator on each prospect and we can not determine the dollar amount of potential future cash calls.

We plan to raise additional funds in order conduct work programs and participate in the drilling on our various oil sands prospects and on our coal leases, and to generally meet our future corporate obligations.  We plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot conduct work programs on our existing properties, nor can we acquire new properties or leases.  There is no assurance that we will be able to raise adequate capital.

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

Results of Operations.

Our Statement of Operations for the year ended December 31, 2008 indicated a net loss of $392,809 ($0.00 per common share), compared to a net loss of $1,493,032 for the fiscal year ended December 31, 2007 ($0.00 per common share).  We did not realize any revenue from operations for the year ended December 31, 2008 compared to $10,901 for the year ended December 31, 2007.   We did not generating any revenue from the Martex Prospect or the Kerrobert Prospect during the 2008 fiscal year, as we sold both of those properties in 2007.

For the year ended December 31, 2007, we had total expenses of $1,500,782.  For the year ended December 31, 2008, we had total expenses of $407,232.  The decrease of $1,093,550 resulted primarily from a decrease in consulting expenses, and general and administrative expenses.  Consulting expenses for the year ended December 31, 2008 were $203,724 compared to $1,283,583 for the year ended December 31, 2007 due to no stock options granted as compensation to consultants, though the term of some stock options were extended, and due to a decrease is cash payments made for consulting services.    General and administrative expense for the year ended December 31, 2008 were $16,063 compared to $116,631 for the year ended December 31, 2007.   The consulting expenses for the years ended December 31, 2008 and 2007 were incurred for services provided to us.  The services included but were not limited to the following: (a) advising and providing recommendations regarding our existing properties and leases; (b) corresponding with accountants, transfer agent and legal counsel; and (c) performing accounting and other administrative tasks. A large amount of these consulting fees, precisely $143,724 and $1,025,598, were not paid in cash but were instead paid in stock options in the years ended December 31, 2008 and December  31, 2007, respectively, the remaining consulting fees were paid in cash.

In connection with our properties, exploration expenses decreased from $21,849 for the year ended December 31, 2007 to $Nil for the year ended December 31, 2008.  This is partly attributable to us being less active in exploration of our oil and gas properties in fiscal 2008 due to a lack of funds and due to our selling off all our producing oil and gas properties during fiscal 2007.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves except for the following:

On November 27, 2007, we sold our interests in all of our non-oil sand projects to a related party for $250,000.  As payment, the related party signed a promissory note for $250,000 payable to us, with interest accruing at 5% per annum on the unpaid balance.  The non oil sands properties are the properties listed in the impaired and abandoned properties section listed above, namely the Green Ranch Prospect, the Kerrobert Prospect and the Martex Prospect.

No gain from the sale or accrued interest income on the promissory note has been recorded in the financial statements because the sale may not meet all the conditions required for revenue recognition.  The sale is to a related party in a non-arms length transaction, no cash was involved in the consideration, and collectability is not reasonably assured.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Loans, assuming loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations or for our entry into the petroleum exploration and development industry. We are pursuing various financing alternatives to meet our financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on reasonable terms.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND RELATED FOOTNOTES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Micron Enviro Systems

Great Neck, NY

We have audited the accompanying balance sheet of Micron Enviro Systems as of December 31, 2008 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Environ Systems as of December 31, 2008 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

March 30, 2009

Micron Enviro Systems, Inc.

Great Neck, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Micron Enviro Systems, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Enviro Systems, Inc. as of December 31, 2007 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s significant and ongoing operating losses raise the substantial doubt about its ability to continue as a going concern.  Management’s plans regarding the resolution of this issue are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 14, 2008

Item 8. Financial Statements and Supplementary Data.

MICRON ENVIRO SYSTEMS, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$13,639	$7,876
Accounts receivable	166	1,046
Other current asset	10,423	-
Prepaid expenses	2,205	2,433

Total Current Assets	26,433	11,355

PROPERTY & EQUIPMENT, NET	77	318

OTHER ASSETS

Coal permits	25,017	-
Investment in joint venture	-	139,809
Unproved oil & gas properties	191,066	118,259

Total Other Assets	216,083	258,068

TOTAL ASSETS	$242,593	$269,741

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$131,922	$233,046
Short term notes payable	-	17,165
Related party payables	40,000	249,755

Total Current Liabilities	171,922	499,966

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 600,000,000 shares authorized,
at $0.001 par value, 453,586,748 and 412,845,498
shares issued and outstanding, respectively	453,586	412,845
Additional paid-in capital	9,389,699	8,735,003
Accumulated other comprehensive loss	(1,732)	-
Accumulated deficit	(9,770,882)	(9,378,073)

Total Stockholders' Equity (Deficit)	70,671	(230,225)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$242,593	$269,741

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2008	2007

REVENUES - Oil and gas	$-	$10,901

COST OF SALES	-	4,148

GROSS PROFIT	-	6,753

EXPENSES

Consulting	203,724	1,283,583
Management consulting to related party	60,000	10,000
Exploration expense	-	21,849
Legal and professional	64,479	68,719
Gain on sale of assets	(16,485)	-
Lease rentals	12,299	-
Impairment of unproved oil & gas properties	67,152	-
General and administrative	16,063	116,631

Total Expenses	407,232	1,500,782

OPERATING LOSS	(407,232)	(1,494,029)

OTHER INCOME
Interest income	12,542	997
Other Income	1,881	-
	14,423	997

NET LOSS	(392,809)	(1,493,032)

Comprehensive loss, net of tax	(1,732)	-

COMPREHENSIVE LOSS	$(394,541)	$(1,493,032)

	BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)

	WEIGHTED AVERAGE
	NUMBER OF SHARES
OUTSTANDING	439,000,447	410,664,676

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(392,809)	$(1,493,032)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	241	3,046
Impairment of unproved oil & gas properties	67,152	-
Stock options granted for consulting fees	143,724	1,025,598
Net change in operating assets and liabilities
Accounts receivable	880	650
Prepaid expenses	228	142
Accounts payable	(1,123)	206,927
Related party accounts payable	41,957	(41,957)

Net Cash Used by Operating Activities	(139,750)	(298,626)

CASH FLOWS FROM INVESTING ACTIVITIES

Coal property permits	(35,440)	-
Investment in joint venture	(150)	-
Purchase of working interest in oil and gas property	-	(118,259)

Net Cash Used by Investing Activities	(35,590)	(118,259)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment from subscriptions receivable	-	125,500
Payment on short term note payable	(17,165)	17,165
Proceeds on sale of common stock	200,000	196,300
Net Cash Provided by Financing Activities	182,835	338,965

FOREIGN EXCHANGE EFFECT ON CASH	(1,732)	0

NET DECREASE IN CASH	5,763	(77,920)

CASH AT BEGINNING OF PERIOD	7,876	85,796

CASH AT END OF PERIOD	$13,639	$7,876

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

Non Cash Investing and Financing information
Forgiveness of debt by related party	$144,300	$-
Common stock issued to related party for accounts payable	107,413	-
Common stock issued to third party for accounts payable	100,000	-
O&G interest received for investment in joint venture	139,959	-

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.
Statements of Stockholders' Equity/ (Deficit)

			Additional	Stock	Accumulated
	Common Stock		Paid-In	Subscriptions	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	(Loss)	(Deficit)	Totals

Balance, December 31, 2006	399,845,498	$399,845	$7,526,105	$(125,500)	$-	$(7,885,041)	$(84,591)

Common shares issued upon
exercise of stock options at
prices from $0.0066 to $0.07
per share	13,000,000	13,000	183,300	125,500	-	-	321,800

Expense recognized on stock
options granted	-	-	1,025,598	-	-	-	1,025,598

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(1,493,032)	(1,493,032)

Balance, December 31, 2007	412,845,498	412,845	8,735,003	-	-	(9,378,073)	(230,225)

Common shares issued at $0.01 per unit for cash	20,000,000	20,000	60,716		-	-	80,716

Warrants issued in relation to private placement	-	-	119,284	-	-	-	119,284

Stock issued for settlement of AP - related party	3,000,000	3,000	27,000	-	-	-	30,000

Stock issued for settlement of AP - other	17,741,250	17,741	159,672		-		177,413

Debt forgiveness by related party	-	-	144,300	-	-	-	144,300

Expense recognized on stock options extended	-	-	143,724	-	-	-	143,724

Cumulative translation adjustment	-	-	-	-	(1,732)	-	(1,732)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(392,809)	(392,809)

Balance, December 31, 2008	453,586,748	$453,586	$9,389,699	$-	$(1,732)	$(9,770,882)	$70,671

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

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

The Company maintains an office in Great Neck, New York, U.S.A. The Company's year end is December 31.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

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

In June 2008, the FASB ratified EITF Issue 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock, including evaluating the instrument's contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  Micron evaluated all of its financial instruments and

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

determined that none of its instruments outstanding as of December 31, 2008 are impacted by this EITF.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For purposes of computation of loss per share, basic and diluted shares outstanding are the same, as the inclusion of common stock equivalents would be anti-dilutive. As of December 31, 2008 and 2007, the Company had stock options outstanding, equivalent to 66,000,000 and 71,000,000 common stock shares, respectively.

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

At December 31, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Environmental Remediation and Compliance

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

revenue generations are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.   These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.  At December 31, 2008 and 2007, the Company had no accrued liabilities for compliance with environmental regulations.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable, accrued expenses and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, which approximates fair value at December 31, 2008 and 2007.

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

Impaired Asset Policy

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets."  In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

circumstances indicate that an asset may not be recoverable.   On November 27, 2007, the Company sold all of its impaired or abandoned properties to a related party for $250,000.  See Note 4.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depleted using the units-of-production method.

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

Property and Equipment

Property and equipment are recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line over the expected useful lives of the assets. In the years ended December 31, 2008 and 2007, depreciation expense was $241 and $3,046, respectively.

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

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

At December 31, 2008, the Company had net deferred tax assets of approximately $2,589,300 calculated at an expected rate of 35%, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2008.  The significant components of the deferred tax asset at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Net operating loss carryforward	$7,398,000	$7,167,000

Deferred tax asset	$2,589,300	$2,436,750
Deferred tax asset valuation allowance	$(2,589,300)	$(2,436,750)

At December 31, 2008 and 2007, the Company has net operating loss carryforwards of approximately $7,398,000 and $7,167,000, respectively, which expire in the years 2019 through 2028.  The change in the allowance account from December 31, 2008 to 2007 was $152,550.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered material recurring losses from operations since inception. At December 31, 2008 the Company has an accumulated deficit, a working capital deficit and has negative cash flows from operations. The Company has limited revenues, limited cash, and negative working capital.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections but cannot be certain.

NOTE 4 - WORKING INTERESTS IN OIL AND GAS PROPERTIES

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

A gain from the sale or accrued interest income on the promissory note will only be recorded in   the financial statements upon receipt of cash because the sale may not meet all the conditions required for revenue recognition.  The sale is to a related party in a non-arms length transaction,   no cash was involved   in the consideration, and collectability is not reasonably assured. See Note 6.

Unproved Oil and Gas Properties

The Company acquired the rights to certain leases in the Alberta Oil Sands at six separate Alberta Crown land sales.  Each lease lasts for fifteen years and an annual rental of $3.00 per hectare is payable to the Alberta Crown on the anniversary date of each lease.

In January 2007, the Company was successful in acquiring the rights to two Oil Sands Lease Parcels, for an aggregate bid of $36,265.  The first parcel is 1,536 hectares, and the second is 1,024 hectares.  The Company has a 50% interest in these leases.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

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

Subsequent to the year ended December 31, 2008, we dropped our 50% interest in six leases  and we dropped our 100% interest in one lease, as well as the related costs of $67,152 were impaired during the year ended December 31, 2008.

Impaired or Abandoned Properties

United States

On November 27, 2007, the Company sold its interests in all of the Cummings projects in Jack and Palo Pinto County, Texas to a related party.

Canada

Saskatchewan, Canada - On November 27, 2007, the Company sold its interests in this project to a related party.

Alberta, Canada –On November 27, 2007, the Company sold its interests in this project to a related party.

NOTE 5 – INVESTMENT IN JOINT VENTURE

In February 2006, the Company entered into a Letter of Intent to participate in a 4.17% interest in the Patch Oilsands Partnership (“POP”), and on May 31, 2006 the Company finalized the partnership by executing the formal documentation.  In August 2008, the partnership was dissolved and in exchange, the Company received 4.1667% working interest in three unproved oil and gas properties once held by the partnership.  As of December 31, 2008, the Company paid $139,959 in anticipation of projects related to the POP which were transferred from investment in joint venture to unproved oil and gas properties at the time the partnership was dissolved.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by a director of the Company.  Rent expense for the years ended December 31, 2008 and 2007 was Nil and $10,927 respectively.

During the year ended December 31, 2008, we had $60,000 of related party payables incurred for services rendered.  Giddy Up incurred $60,000 in management fees during the year ended December 31, 2008, of which $40,000 were the related party payable portion of our current liabilities as of December 31, 2008.  As of December 31, 2007, the Company had $249,755 in related party payables incurred for services rendered to the Company.

The Company sold its interest in its non-oil sand projects to a related party for $250,000 on   November 27, 2007, and received a promissory note in the amount of $250,000, with an annual interest rate of 5%, as payment for these assets.  The note has no fixed repayment terms.  During the year ended December 31, 2008, the Company received a total   payment of $29,028 from the sold assets.  $12,542 was recorded as interest income and $16,485 as gain on sale of assets, which reduced the principle of the promissory note to $233,515.

NOTE 7 - COMMON STOCK

On May 8, 2008, the Company completed a private placement of 20,000,000 units priced at $0.01 per unit for gross proceeds of $200,000.  Proceeds from the private placement have been allocated $80,716 to share capital and $119,284 to the warrants.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the subscriber to purchase one common share for a three year period after the closing date at a price of $0.015 per share.  The fair value of these warrants was calculated using the Black-Scholes Model including (1) 3.50% discount rate, (2) warrant life of three years, (3) expected volatility of 279%, and (4) zero expected dividends.

On May 12, 2008, the Company issued 20,741,250 shares of common stock priced at $0.01 per share for exchange of debt for $207,413.  There was no gain or loss on extinguishment of debt.  No cash was involved in the transaction.  3,000,000 of these shares were to a related party, 7,741,250 of these shares were to a former related party, and 10,000,000 of these shares were to third parties.

During the year ended December 31, 2007, the Company issued 13,000,000 shares of common stock upon exercise of stock options, for $196,300 in cash.  The company also collected $125,500 in prior subscriptions receivable.

NOTE 8 - STOCK OPTIONS

The fair values of stock options granted are estimated using the Black-Scholes Option Pricing Model. The following assumptions were made to value the stock options for 2008: risk-free interest rate of 1.3% to 3.5%; volatility of 129% to 279%; and a life ranging of one year.  The following assumptions were made to value the stock options for 2007: risk-free interest rate of 4.24% to 4.13%; volatility of 25% to 155%; and a life ranging from three months to one year.

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

For the year ended December 31, 2008, 4,500,000 stock options expired and 500,000 were forfeited due to termination of employment; 1,500,000 stock options were extended from May 21, 2008 to July 1, 2009, valued at $18,625 or $0.0124 per option;  and 64,500,000 stock options with an exercise price of $0.016 were extended from November 1, 2008 to November 1, 2009, valued at $125,099 or $0.0019 per option.  These amounts were expensed during the year.

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

The following is a summary of stock options:

	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2007	22,000,000	$0.01
Granted	75,000,000	$0.02
Exercised	(13,000,000)	$0.02
Expired or cancelled	(13,000,000)	$0.05
Outstanding and exercisable at December 31, 2007	71,000,000	$0.02
Expired	(5,000,000)	$0.02
Outstanding and excerisable at December 31, 2008	66,000,000	$0.02
Aggregate intrinsic value at December 31, 2008		$0.00

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Options Available for Issuance Under Plans

2002 Nonqualified Stock Option Plan	-	-	600,000
2004 Nonqualified Stock Option Plan C	-	-	8,100,000
2006 Nonqualified Stock Option Plan B	-	-	500,000
2006 Nonqualified Stock Option Plan C	18,340,000	$0.0160	4,500,000
2007 Nonqualified Stock Option Plan	47,660,000	$0.0160	12,340,000
Total	66,000,000	$0.0160	26,040,000

MICRON ENVIRO SYSTEMS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Capital Commitments

At December 31, 2008, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development and acquisition of additional working interests. See Note 4. No accruals have been made in the accompanying financial statements for these amounts.

NOTE 10 – COAL PERMITS

As of December 31, 2008, the Company paid $35,440 of coal permit applications in East Central Saskatchewan, Canada.  The permits are subject to government approval and are refundable if the applications are unsuccessful.  Once a response has been received on all outstanding applications, the Company will establish a work plan for the coal prospects received.  In January 2009, the Company received CAD $10,416 for coal permits rejected and recorded a loss of $1,635 due to the translation of Canadian currency to US Dollars.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.   We did change accounts during the year ended December 31, 2008.

(a)      Resignation of Independent Accountant.

On July 16, 2008, we dismissed Williams & Webster. P. S. (“Williams & Webster”) as our independent auditors.   We have no disagreements with Williams & Webster that led to their dismissal.  The dismissal of Williams & Webster was approved by our Board of Directors.

The reports of Williams & Webster regarding our financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports on our financial statements each contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern.  During the years ended December 31, 2007 and December 31, 2006 and during the period from the end of the most recently completed fiscal year through July 16, 2008, the date of the change in auditors, there were no disagreements with Williams & Webster on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Williams & Webster would have caused it to make reference to such disagreements in its reports.

(b)       Engagement of Independent Accountant.

Concurrent with the dismissal of Williams & Webster, we engaged Malone & Bailey PC (“Malone & Bailey”) as our independent auditors.  Prior to engaging Malone & Bailey, we did not consult with it regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Malone & Bailey on our financial statements, and Malone & Bailey did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.  The engagement of Malone & Bailey was approved by our Board of Directors.

Item 9A(T) Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Micron Enviro Systems Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Micron Enviro Systems Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Micron Enviro Systems Inc.’s management concluded, as of the end of the period covered by this report, that Micron Enviro Systems Inc.’s disclosure controls and procedures were not effective due to identification of material weaknesses in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Micron Enviro Systems Inc. management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In the course of that evaluation, management identified a material weakness in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected.

The material weakness identified is described below:

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Based on the material weakness described above, Micron Enviro Systems Inc. management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation that occurred during the fourth quarter that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-X.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Bradley Rudman	52	President, CFO, Secretary & Director
Stephen J. Amdahl	63	Director

Bradley Rudman, is 52 years old.  Since November 2, 2007, he has been one of our directors and our president, Secretary and Chief Financial Officer.  Mr. Rudman has over 20 years of extensive financial background having worked as a financial consultant at the following firms: Merrill Lynch from 1982 to 1985; Shearson from 1985 to 1988; and Dean Witter Reynolds from 1988 to 1989.  Started his own Broker/Dealer registered with the Nasd and held a series 7, 24 and Registered Option Principal from 1992 to 1993.  President of Technology Search Group, Inc. for 8 years from 1990 to 2006, a full service technical recruiting firm that specializes in the investment banking community. Most recently involved with the placement of money within the hedge fund arena. Mr. Rudman is the president and a director of Golden Patriot, Corp.

Stephen Amdahl is 63 years old. Since September 20, 2001, he has been one of our directors. He currently resides in Portland, Oregon. He received a Bachelor's Degree from the University of Southern California in 1967 and his MBA from the University of Southern California in 1969.  From April 2004 to present he has served as Secretary-Treasurer of Home Range, Inc.  an Oregon Corporation.  Prior experience from 1998 includes being President of Lo-Tech Pharmaceuticals, Inc.  and LTP, Inc. of Oregon, and VP of Simulator Systems, Inc. of Oregon from 1995 to 1999.  He is not an officer or director of any other reporting issuer.

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

Procedures for Nominating Directors.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors during the years ended December 31, 2007 and 2008 or from December 31, 2008 to the present time,

Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2008, except as set forth below.

Bradley Rudman was required to file a Form 4 in connection with a debt settlement that resulted in the issuance of shares by May 14, 2008, however he has not yet filed it.

Code of Ethics. We have not yet adopted a code of ethics due to a lack of resources to do so but we plan to do so during the next fiscal year.

Item 11. Executive Compensation

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Principal Executive Officer (“PEO”) and our other executive officers whose total annual compensation is anticipated to exceed $100,000 during the year ended December 31, 2008:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Bradley Rudman	2008	0	0	0	9,698	0	0	60,000	69,698
President & Director	2007	0	0	0	20,416	0	0	10,000	30,413

Bernard McDougall	2007	0	0	0	20,416	0	0	0	20,416
Former President & Director

Bradley Rudman was appointed our president and a director in November 2007.  Mr. Rudman’s company, Giddy Up Capital LLC, charged a management fee of $5,000 per month in connection with his services as our president.   In November 2007, 5,000,000 stock options with an exercise price of $0.016 and expiring November 2008 were granted to Mr. Rudman, in his capacity as our president and director.   All of these options were immediately exercisable.  In October 2008, the expiry term of the 5,000,000 stock options that were granted in November 2007, were extended from November 2008 to November 2009.

Bernard McDougall resigned as our president and as a director in November 2007. Mr. McDougall was provided with a car allowance $275 per month from January to September 2007, in connection with his services as our president.

In November 2007, 5,000,000 stock options with an exercise price of $0.016 and expiring November 2008 were granted to Bernard McDougall, in his capacity as one of our consultants.   All of these options were immediately exercisable.

See Note 8 of our audited financial statements for the year ended December 31, 2008 for a discussion of the assumptions made in the valuation of our stock options.

Outstanding Equity Awards at Fiscal Year End.  As of December 31, 2008, the PEO had the following equity award securities outstanding:

Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Stock Awards

Bradley Rudman	5,000,000	0	0	$0.016	Nov. 1, 2009	N/A
President & Director

Compensation of Directors. The table below provides information concerning the compensation of our directors for the year ended December 31, 2008:

Name & Principal Position	Fees Eraned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Compensation	Total ($)

Stephen Amdahl	$0	0	25,414	0	0	0	25,414
Director

As of December 31, 2008, Stephen Amdahl had 5,000,000 unexercised stock options.

The compensation of Bradley Rudman, one of our directors, is reflected entirely in the Summary Compensation Table above.

In February 2006, 1,500,000 stock options with an exercise price of $0.05 and expiring February 27, 2007 were granted to Stephen Amdahl.  All of these options are immediately exercisable.  The exercise price of these 1,500,000 stock options was amended to $0.0151 in September 2006 and the term of these options were extended to May 2007.  In May 2007, these options were extended to May 2008.  In May 2008, these options were extended to July 2009.  In November 2007, Mr. Amdahl was granted 3,500,000 stock options with an exercise price of $0.016 expiring November 1, 2008.  All of these options are immediately exercisable.  In November 2008, these 3,500,000 stock options were extended to November 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2009 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class¹
$0.001 Par Value Common Stock	Bradley Rudman	8,030,000²	1.2%
$0.001 Par Value Common Stock	Stephen Amdahl	5,350,000²	1.3%
$0.001 Par Value Common Stock	All officers and directors as a group	13,380,000³	2.5%

¹ Based upon 453,586,748 common shares outstanding as of March 30, 2009 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

² These figures include 5,000,000 stock options which are exercisable within 60 days of March 30, 2009.

³ This figures includes 10,000,000 stock options which are exercisable within 60 days of March 30, 2009.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	66,000,000	$0.016	26,040,000
Total	66,000,000	$0.016	26,040,000

There were five option plans that were outstanding as of December 31, 2008, which were not approved by security holders, they were the 2002 Non-Qualified Stock Option Plan (“2002 Option Plan”), 2004 C Non-Qualified Stock Option Plan (“2004 C Option Plan”), 2006 B Non-Qualified Stock Option Plan (“2006 B Option Plan”), the 2006 C Non-Qualified Stock Option Plan (“2006 C Option Plan”) and the 2007 Non-Qualified Stock Option Plan (“2007 Option Plan”).

The 2002 Option Plan is effective from June 21, 2002 until December 31, 2009; within these terms we can grant options to persons eligible to participate in the 2002 Option Plan.

The 2004 C Option Plan is effective from December 3, 2011 until December 31, 2009; within these terms we can grant options to persons eligible to participate in the 2004 C Option Plan.

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

Any Option under the 2002 Option Plan, the 2004 Option Plan, the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan shall be exercisable at such times, in such amounts and during such period or periods as our board of directors shall determine at the date of the grant of such Option.  To the extent that an Option is not exercised within the period of exerciseability, the unexercised amount of such Option will expire.

The Options under the 2002 Option Plan, the 2004 Option Plan, the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan are not transferable during the lifetime on the optionee, but may be exercised by the optionee’s heirs for up to six months after the optionee’s death.

The administrator for all five option plans is our board of directors.  Our board of directors may at any time and for any or no reason suspend or terminate either the 2002 Option Plan, the 2004 Option Plan, the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan.  Options granted while any of the 2002 Option Plan, the 2004 Option Plan, the 2006 B Option Plan, the 2006 C Option Plan or the 2007 Option Plan are in effect will not be altered or impaired by the subsequent suspension or termination of the applicable plan.

The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2002 Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.  The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2004 C Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.  The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2006 B Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.  The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2006 C Option Plan shall not exceed thirty million (30,000,000) shares of our authorized common stock, $0.001 par value per share.   The total number of shares of our common stock which may be purchased pursuant to the exercise of Options under the 2007 Option Plan shall not exceed thirty million (60,000,000) shares of our authorized common stock, $0.001 par value per share.

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

During the year ended December 31, 2008, we had $60,000 of related party payables incurred for services rendered.  Giddy Up incurred $60,000 in management fees during the year ended December 31, 2008, of which $40,000 were the related party payable portion of our current liabilities as of December 31, 2008.

On November 27, 2007, we sold our interests in all of our non-oilsands prospects to Giddy Up for $250,000.  Specifically we sold our interests in the Green Ranch Prospect, the Kerrobert Prospect and the Martex Prospect. Giddy Up is a related party in that the managing partner, Bradley Rudman, is also our president, CFO and one of our directors. As payment, Giddy Up signed a promissory note for $250,000 payable to us, with interest accruing at 5% per annum on the unpaid balance.  The note has no fixed repayment terms.  Any moneys received by us from the projects in royalties will be deducted first from the interest due to us from the promissory note and then applied to the principle balance of the note.  We sold these properties in order to focus on our oils sands properties and leases.  As of December 31, 2008, we had received a total payment of $29,028 from the sold assets.  $12,543 was recorded as interest income and $16,485 as gain on sale of assets, which reduced the principle of the promissory note to $233,515.

Director Independence.  Stephen Amdahl is our only independent director.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit services consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings. During fiscal year 2007 and 2008, audit fees paid to our previous auditors, Williams & Webster, P.S. were $37,047 and $19,784, respectively.  During fiscal year 2008, audit fees paid to our current auditors, Malone & Bailey, PC were $23,246.

We do not have an audit committee.

Audit-Related Fees

None

Tax Fees

Neither Williams & Webster, P.S., nor Malone & Bailey PC, did not provide us with any tax consulting or related services.

Our Principal Executive Officer considered and authorized all services provided by Williams & Webster,

P.S. and Malone & Bailey PC.

All Other Fees

None

Item 15. Exhibits, Financial Statement Schedules.

 (a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2008 and 2007:

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

21

Subsidiaries (None)

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

By: /s/ Bradley Rudman Bradley Rudman Its: President, Director March 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICRON ENVIRO SYSTEMS, INC.	DATED
By: /s/ Bradley Rudman Bradley Rudman Principal Executive Officer, President, Director	March 30, 2009
By: /s/ Stephen J. Amdahl Stephen J. Amdahl Director	March 30, 2009