Form 10-Q
period 2009-03-31
MICRON ENVIRO SYSTEMS INC
filed 2009-05-13
CIK 1082285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:  000-30258

MICRON ENVIRO SYSTEMS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

98-0202944

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

#121 – 8 Bond Street

Great Neck, NY, 11021

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerate filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

There were 475,586,748 common shares outstanding of as of May 12, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MICRON ENVIRO SYSTEMS, INC.

  Balance Sheets

 (Unaudited)

	March 31,	December 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$ 2,282	$ 13,639
Accounts receivable	-	166
Other current asset	-	10,423
Prepaid expenses	2,052	2,205

Total Current Assets	4,334	26,433

PROPERTY & EQUIPMENT, NET	17	77

OTHER ASSETS
Coal permits	25,017	25,017
Unproved oil & gas properties	191,066	191,066

Total Other Assets	216,083	216,083

TOTAL ASSETS	$ 220,434	$ 242,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 122,210	$ 131,922
Related party payables	55,000	40,000

Total Current Liabilities	177,210	171,922

STOCKHOLDERS’ EQUITY

Common stock, 600,000,000 shares authorized, at $0.001 par value, 453,586,748 issued and outstanding	453,586	453,586
Additional paid-in capital	9,389,699	9,389,699
Accumulated other comprehensive loss	(400)	(1,732)
Accumulated deficit	(9,799,661)	(9,770,882)

Total Stockholders’ Equity	43,224	70,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 220,434	$ 242,593

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Statements of Operations

 (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

EXPENSES

Consulting	$ -	$ 60,000
Management consulting to related party	15,000	15,000
Legal and professional	9,535	21,066
Lease rentals	844	-
General and administrative	695	5,772

Total Expenses	26,074	101,838

OPERATING LOSS	(26,074)	(101,838)

OTHER INCOME/(EXPENSE)

Interest income	-	1,824
Other expense	(2,705)	-
	(2,705)	1,824

NET LOSS	(28,779)	(100,014)

Comprehensive loss, net of tax	(400)	-

COMPREHENSIVE LOSS	$ (29,179)	$ (100,014)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANING	453,586,748	412,845,498

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVIES
Net loss	$ (28,779)	$ (100,014)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	60	60
Net Change in operating assets and liabilities
Accounts receivable	166	717
Prepaid expenses and other current assets	10,576	142
Accounts payable	(9,712)	86,875
Related party accounts payable	15,000	14,860

Net Cash Provided (Used) by Operating Activities	(12,689)	2,640

CASH FLOWS FROM INVESTING ACTIVIES

Purchase of working interest in oil and gas property	-	(11,120)

CASH FLOWS FROM FINANCING ACTIVIES

Proceeds from short term note payable	-	1,000

FOREIGN EXCHANGE EFFECT ON CASH	1,332	-

NET DECREASE IN CASH	(11,357)	(7,480)

CASH AT BEGINNING OF PERIOD	13,639	7,876

CASH AT END OF PERIOD	$ 2,282	$ 396

SUPPLEIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

March 31, 2009

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Item 310 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's December 31, 2008 Annual Report on Form 10-K.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been included. The results of the three months ended March 31, 2009 are not necessarily indicative of the results of operations expected at the year ending December 31, 2009.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has suffered material recurring losses from operations since inception. At March 31, 2009, the Company has an accumulated deficit, limited cash, negative working capital, and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2009 the Company had $15,000 of related party expense incurred for services rendered by Giddy Up, whose managing partner is the Company’s director and president, for management fees.

MICRON ENVIRO SYSTEMS, INC.

Notes to Interim Financial Statements

March 31, 2009

NOTE 4- SUBSEQUENT EVENTS

Subsequent to March 31, 2009, we repriced 64,500,000 stock options to $0.006 from $0.016, and we repriced 1,500,000 stock options to $0.006 from $0.0151.  Also, 22,000,000 stock options were exercised into common stock at $0.006 per share for cash proceeds of $24,000 and subscriptions receivable of $108,000.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2009, we had current assets of $4,334 and current liabilities of $177,210 as compared to current assets of $26,433 and current liabilities of $171,922 as of December 31, 2008.  As such, as of March 31, 2009, we had working capital deficit of $172,876 as compared to a working capital deficit of $145,489 as of December 31, 2008.  Current liabilities at March 31, 2009 and December 31, 2008, consisted of accounts payable and accrued liabilities, as well as related party payables.  Our total assets decreased from $242,593 at December 31, 2008 to $220,434 at March 31, 2009, mainly due to a decrease in cash and cash equivalents, as well as a decrease in other current assets.  Our current liabilities increased by $5,288 from December 31, 2008 to March 31, 2009, due to an increase in related party payables.

During the three months ended March 31, 2009, our operating activities used cash of $12,689, the majority of which consisted of our net loss of $28,779 and a decrease in accounts payable of $9,712, partially offset by an increase in related party payables of $15,000 and other items.  During the three months ended March 31, 2008, our operating activities provided us cash of $2,640, the majority of which consisted of an increase in accounts payable of $86,875 and an increase in related party accounts payable of $14,860, partially offset by our net loss of $100,014.

During the three months ended March 31, 2009, our investing activities provided us $Nil, as opposed to using cash of $11,120 during the three months ended March 31, 2008.  The use of cash in the three months ended March 31, 2008, was attributable to the purchase of working interests in oil and gas properties.

During the three months ended March 31, 2009, our financing activities provided us $Nil, as opposed to providing us cash of $1,000 during the three months ended March 31, 2008.   Cash provided to us during the three months ended March 31, 2008, was due to proceeds from a short term note payable.

We expect total cash commitments for the remainder of the fiscal year to be approximately $100,000.  The majority of the $100,000 cash commitments for the year are what we estimate our general and administrative expenses to be, which would include approximately $10,000 for legal fees, $35,000 for accounting fees, $45,000 for management fees, and the remainder in general working capital.

We do not have sufficient resources at the present time to fund such cash commitments and we will require further funding in order to pay these cash commitments for 2009.

We also own interests in four leases in the Alberta Oil Sands in Alberta, Canada.  For the remainder of fiscal 2009, we have approximately $1,000 in annual rental payments due to the Alberta Crown for our Alberta Oil Sands leases.  As of the date of this Quarterly Report, we had incurred $721 in annual rental payments to the Alberta Crown for one Alberta Oil Sands lease.

We may have further cash commitments on our Alberta Oil Sands lease interests in addition to those described above.  We plan to pay our expenses with the cash reserves that we currently have and from private placements of our common stock, however such funds may, and likely will, be insufficient to pay all of our expenses.

During the remainder of the fiscal year ending December 31, 2009, we do not have any cash commitments in connection with other projects.

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

Results of Operations.

Our Statement of Operations for the three months ended March 31, 2009 indicated a net loss of $28,779 (nil per common share), compared to a net loss of $100,014 (nil per common share), for the three months ended March 31, 2008.

For the three months ended March 31, 2009, we had loss from operations of $26,074, compared to $101,838 for the three months ended March 31, 2008.  The decrease of total expenses of $75,764 from the three months ended March 31, 2008 to the three months ended March 31, 2009, resulted primarily from a decrease in stock options granted for consulting and consulting fees incurred of $60,000, as well as to a decrease in legal and professional fees of $11,531.

Our comprehensive loss for the three months ended March 31, 2009 was $29,179 compared to $100,014 for the three months ended Match 31, 2008.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on our evaluation, the our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective, because of a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our Chief Executive Officer and Chief Financial Officer do not possess accounting expertise, and we do not have an audit committee.  This weakness is due to our lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

(b) Changes in Internal Control Over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to our significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation that occurred during the fiscal quarter for which this report is furnished that have materially affected, or is reasonable likely to materially affect, our internal control over our financial reporting as required by Item 308(c) of Regulation S-X for the fiscal quarter for which this report is furnished.

ITEM 4T

CONTROLS AND PROCEDURES

a.  Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our internal control over our financial reporting is a process, under the supervision of our Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over our financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and receipts and expenditures are made only in accordance with authorization of our management and our Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over our financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over our financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In the

course of that evaluation, our management identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The material weakness identified is described below:

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our Chief Executive Officer and Chief Financial Officer do not possess accounting expertise, and we do not have an audit committee.  This weakness is due to our lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Based on the material weakness described above, our management has concluded that, as of March 31, 2009, our internal control over our financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over our financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over our financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this quarterly report.

We intend to remedy the material weakness identified above.

b.  Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to our significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation that occurred during the fiscal quarter for which this report is furnished that have materially affected, or is reasonable likely to materially affect, our internal control over our financial reporting as required by Item 308(c) of Regulation S-X for the fiscal quarter for which this report is furnished.

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES & THE USE OF PROCEEDS

There were no unregistered sales of equity securities during the period January 1, 2009 to March 31, 2009.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

During the year ended December 31, 2008, we applied to the Saskatchewan Ministry of Energy and Resources for 29,952 hectares or approximately 74,011 acres of coal leases in Saskatchewan, Canada.  As of the date of this Quarterly Report we have received final approval on coal permits covering 17,981 hectares or approximately 44,433 acres.  We have not yet had a response back on all the permits we have applied for.  The permits are subject to government approval and are refundable if the applications are unsuccessful.   During the three months ended March 31, 2009, we had some permits rejected and received a refund of CAD $1,736 on the associated permits.  We are still waiting to find out if we will receive further permit approvals.  Management currently intends to formulate a drill program and/or intends to look for a joint venture the acreage with other companies whose lands border our property.  However a definite plan will not be implemented until we have been notified in regards to all the outstanding permit applications.

During the year ended December 31, 2007, we acquired interests in eleven leases in the Alberta Oil Sands in Alberta, Canada.  During the three months ended March 31, 2009, we dropped our 50% interest in six leases  and we dropped our 100% interest in one lease, however the related costs of $67,152 were written off during the year ended December 31, 2008.

Subsequent to the three months ended March 31, 2009, we repriced 64,500,000 stock options to $0.006 from $0.016, and we repriced 1,500,000 stock options to $0.006 from $0.0151.  Also, 22,000,000 stock options were exercised into common stock at $0.006 per share for cash proceeds of $24,000 and subscriptions receivable of $108,000.

ITEM 6

EXHIBITS

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

Date:   May 12, 2009